Form 10-Q
period 1995-03-31
WAVERLY INC
filed 1995-05-11
CIK 105085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF


THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1995, Commission File No. 0-6311



WAVERLY, INC.


Incorporated in the State of Maryland

I. R. S. Employer Identification No. 52-0523730

428 East Preston Street, Baltimore, Maryland 21202



Telephone Number:  (410) 528-4000



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 YES   X          NO

As of March 31, 1995 there were 4,424,858 shares of the Registrant's Common Stock outstanding.


WAVERLY, INC.
Condensed Consolidated Statements of Income (in thousands of dollars - except per share amounts)

                                              (UNAUDITED)
                                   Three Months Ended March 31,
                                    1995                   1994
                                  --------------          --------------
Net sales                         $34,702  100 %          $28,770  100 %

Costs and expenses

Cost of sales                      21,705   63             18,539   64
Sellling and distribution           8,098   23              6,873   24

General and administrative          3,094    9              2,387    8
Depreciation and amortization       1,066    3                859    3
                                   ------  ---             ------  ---
Total operating expenses           33,963   98             28,658  100

Income (loss) from continuing
 operations                           739    2                112    0

Other income (expense)
 Investment income                    602    2                330    1

Interest expense                     (275)  (1)              (309)  (1)
                                    ------  ---             ------  ---
Total other income (expense)          327    1                 21    0

Income (loss) from continuing
operations before taxes and
earnings of affiliated entities     1,066    3                133    0

Income tax (expense) benefit         (505)  (1)              (156)  (1)

Equity in the earnings of
 affiliated entities                  401    1                543    2
                                    -----   ---              ----   ---
Net Income                           $962    3               $520    2
Earnings per share:

Net Income                          $0.22                   $0.12

Cash dividends declared
per share                           $0.11                   $0.11

Weighted average shares
outstanding                     4,399,073               4,354,601

Accompanying notes to the condensed consolidated financial statements


WAVERLY, INC.
Condensed Consolidated Balance Sheets
(in thousands of dollars except per share amounts)

                                         (UNAUDITED)
                                           March 31,       December 31,
                                              1995              1994
                                         -----------       ------------
ASSETS
Current assets
    Cash and cash equivalents                $3,957            $9,602
    Investment in marketable securities       7,950             9,282
    Accounts receivable, less allowance
     for doubtful accounts ($761 and
     $746, respectively)                     26,808            32,821
    Inventories                              27,792            25,616
    Prepaid expenses                          3,504             1,017
    Current deferred income taxes             3,190             2,744
    Investment in discontinued printing
     operations                                                 1,000
                                             ------            ------
Total current assets                         73,201            82,082

Net property and equipment                    8,288             7,056

Other noncurrent assets                      36,094            33,865
                                           --------          --------
Total assets                               $117,583          $123,003

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Line of credit borrowings                $1,016            $1,160
    Current portion of long-term debt         2,400             2,400
    Accounts payable                         10,141            13,530
    Accrued expenses                          6,451             7,723
    Royalties payable                         2,623             7,950
    Unearned subscription revenues           19,057            17,260
    Income taxes                              3,806             3,578
    Current deferred income taxes             1,066               954
                                             ------            ------
Total current liabilities                    46,560            54,555

Long term debt                                6,327             7,348

Unfunded pension obligation                   3,462             3,058
Postretirement benefit obligation            11,517            11,435
Deferred income taxes                         1,594             1,414
Other liabilities                               937               749
                                            -------           -------
Total liabilities                           $70,397           $78,559

Shareholders'equity
    Preferred stock-500,000 shares
     authorized; none issued
    Common stock-$2 par value;
     12,000,000 shares authorized,
     4,424,858 and 4,370,598 shares
     issued, respectively                     8,850             8,741
Additional paid-in capital                   11,425            10,595

Retained earnings                            25,135            24,659
Foreign currency translation adjustment       1,776               449
                                            -------           -------
Total shareholders'equity                    47,186            44,444
                                           --------          --------
Total liabilities and shareholders' equity $117,583          $123,003

See accompanying notes to the condensed consolidated financial statements



Waverly, Inc.
Condensed
Consolidated Statements of Cash Flows
(in thousands of dollars)

                                            (Unaudited)        (Unaudited)
For the Three Months Ended March 31,            1995              1994
                                            ------------       ------------
Cash flows from operating activities:
  Net income                                      $962             $520


Adjustments to reconcile net income to
 net cash provided by operating activities

 Postretirement benefit obligation                  82              200
 Equity in the earnings of affiliated entities    (401)            (543)
 Depreciation and amortization                   1,066              859
 Deferred income taxes                             335               75
 Net periodic pension credit                      (161)            (226)


Change in assets and liabilities adjusting for the effect of acquisitions:

 Accounts receivable                             6,013            7,758
 Inventories                                    (2,176)             387
 Prepaid expenses                               (2,487)          (2,084)
 Accounts payable                               (3,389)          (4,798)
 Accrued expenses                               (1,272)          (2,476)
 Taxes payable                                     228
 Royalties payable                              (5,327)          (3,698)
 Unearned subscription revenues                  1,797              (68)
 Other long-term liabilities                       188
                                                -------          -------

Net cash provided by (used in)
operations                                      (4,542)          (4,094)

Cash flows from investing activities:
 Proceeds from sale of discontinued
  operations                                     1,000              404
 Purchase of property and equipment             (1,150)            (379)
 Acquisition of publishing properties           (1,447)
 Decrease (increase) in investments in
  affiliated entities                             (520)             217
 Proceeds from sales of marketable securities    4,000            3,000
 Purchases of marketable securities             (2,668)          (2,000)
                                                -------          -------
Net cash flows provided by (used in)
 investing activities                             (785)           1,242

Cash flows from financing activities:
 Net borrowings(payments) under short-term
  lines of credit                                 (144)              38
 Repayment of long-term debt                    (1,021)             (55)
 Common stock dividends paid                      (487)            (481)
 Proceeds from exercise of stock options           940               77
                                                -------           ------
Net cash flows provided by (used in)
 financing activities                             (712)            (421)

Net increase (decrease) in cash and cash
 equivalents                                    (6,039)          (3,273)

Effect of exchange rates on cash and cash
 equivalents                                       394               43

Cash and cash equivalents at January 1,          9,602            5,387
                                                -------          -------
Cash and cash equivalents at March 31,          $3,957           $2,157

See accompanying notes to the condensed consolidated financial statements

Waverly, Inc.

Notes to Condensed Consolidated Financial Statements  (Unaudited)

(amounts in thousands of dollars except earnings per share)



1.  Condensed Consolidated Financial Statements

Waverly and its subsidiaries (the Company) are worldwide publishers of print and electronic media in the fields of medicine, allied health, and related disciplines. Products are distributed worldwide and the Company has operating offices in the United States and foreign locations.



The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of operations for the three month periods ended March 31, 1995 and March 31, 1994, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1995 and March 31, 1994 have been prepared by the Company, without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995 and for all periods presented have been made.

This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2. (a) Inventories



Inventories consist of the following: (in thousands of dollars)



                     							March 31, 1995      	December 31, 1994
                            --------------       -----------------
Finished goods                 	$20,393              	$18,996

Work-in-process 	                	7,016                	6,230

Raw materials 	                    	383                  	390
                                --------              --------
	                              	$27,792              	$25,616

2. (b) Property and equipment (in thousands of dollars)


                 					      	March 31, 1995      	December 31, 1994
                             --------------       -----------------
Land                             	$1,291              	$1,193

Buildings                         	6,237               	6,048

Office equipment, computers,
 and related software            	16,629               15,166
                                  ------               ------
Total, at cost                   	24,157              	22,407

Less:  accumulated depreciation  	15,869              	15,351
                                  ------               ------
Net property and equipment       	$8,288              	$7,056


2. (c) Other noncurrent assets (in thousands of dollars)



                 					      	March 31, 1995      	December 31, 1994
                             --------------       -----------------
Equity investment in
 affiliated entities             	$3,286              	$2,177
Goodwill                          	8,540               	6,717
Publication agreements           	13,587              	13,758
Other intangible assets           	1,323               	1,359
Prepaid pension                   	5,340               	5,179
Non-current deferred income taxes 	3,303               	3,792
Other                               	715                 	883
                                  ------               ------
Total other noncurrent assets   	$36,094             	$33,865



3.  Acquisitions:

Included in other noncurrent assets is approximately $1.4
million of goodwill associated with the March 31, 1995 acquisition of 100% of the stock of Info-Med, Ltd., a Hong Kong distributor of medical books to Southeast Asia. The Company previously owned a 20% minority interest.

Waverly, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Waverly, Inc.



We have reviewed the condensed consolidated balance sheet of Waverly, Inc. and its subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three month period ended March 31, 1995.
These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, cash flows, and stockholders' equity for the year then ended (not presented herein), and in our report dated February 22, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

We did not audit the 1994 interim financial information and, accordingly, we do not express an opinion on that information.
Furthermore, that information was not subjected to review procedures established by the American Institute of Certified Public Accountants.


PRICE WATERHOUSE LLP



Baltimore Maryland

May 1, 1995



The above report is not a "Report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the Independent Accountants' Liability Provisions of Section 11 of the act do not apply.

Waverly, Inc.

Part I. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION  AND RESULTS OF OPERATION

	Results of Operations: 	Three months ended March 31, 1995
compared with the three months ended March 31, 1994

Net sales were $34.7 million for the three months ended March 31, 1995 compared with $28.8 million in the prior year period, an increase of 20.6%. Global book publishing revenues increased 28.4% compared with the same period last year accounting for $4.7 million of the total $5.9 million sales increase. New publications introduced in the fourth quarter of 1994 and the first quarter of 1995, particularly the 26th edition of the classic Stedman'sR Medical Dictionary, contributed heavily to the increase. Periodical publishing revenues were up 8.2% compared with the same period a year ago, due to new journal publications. Electronic Media revenues rose 55% as a result of new product and increased market penetration of existing software and video lines.

Cost of sales were $21.7 million for the three months ended March 31,1995 compared with $18.5 million during the same period last year, an increase of 17.3%. The gross margin for the three month period improved to 37.5% compared with a gross margin of 35.6% experienced during the same three month period last year. The gross margin improvement came mainly from higher book sales volume and efficiency improvements in editorial and production areas offset partially by a lower gross margin in the Periodical Division due to higher manufacturing, royalty and editorial costs.

Selling and distribution expenses were $8.1 million in the current period compared with $6.9 million in the prior year period, an increase of 17.8%. As a percent of sales, the selling and distribution costs improved slightly to 23.3% compared with 23.9% a year ago.

General and administrative expenses were $3.1 million for the current period compared with $2.4 million a year ago, an increase of 29.6%. The increase was due to higher building costs (the Company was able to lower building costs last year through an office rental agreement with Cadmus Communications
Inc., the purchaser of the Company's Printing Division), higher incentive compensation provisiosn due to increased profits and costs associated with upgrading customer fulfillment systems.

Depreciation and amortization expenses were $1,066,000 in the current period compared with $859,000 a year ago, a 24% increase. The increase was due to higher amortization associated with recent acquisitions of publishing properties and higher depreciation associated with spending for office equipment, computers, and related software.

Other income and (expense) was $327,000 during the current period compared with $21,000 in the prior year period. Reduced interest expense from lower long-term debt and foreign currency transaction gains account for the increase in investment income.

Equity in the earnings of affiliated entities was $401,000 for the current three month period compared with $543,000 a year ago. Lower earnings from the minority-owned affiliates in Germany accounts for the decrease.

Net income (loss) for the three months ended March 31, 1995 was $962,000 or $0.22 per share compared with $520,000 or $0.12 per share a year ago. Profit margins in global book publishing and electronic media increased as a result of higher sales and efficiency improvements in production and marketing.

Liquidity and Capital Resources

Total assets at March 31, 1995 were $118 million, a decrease of approximately 4% since December 31, 1994. This decrease reflects use of cash and marketable security investments and the $1.0 million received this year from the printing sale to reduce short and long-term debt and various current liabilities.

Cash, cash equivalents and marketable securities were approximately
$11.9 million at March 31, 1995 compared with $18.9 million at December 31, 1994 and $12.3 million at March 31, 1994. The reduction in cash, cash equivalents and marketable securities since December 31, 1994 is principally the reult of the seasonal use of cash to pay semi-annual author and periodical royalties and periodical editorial allowances. In addition, cash was used to reduce debt, fund business acquisitions and purchase office equipment, computers, and related software.

Working capital was $26.6 million at March 31, 1995 compared with $27.5 million at December 31, 1994, and $28.2 million at March 31, 1994. The decrease of $0.9 million since December 31, 1994 is due mainly to fund the Info-Med acquisition.

The Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 per share, effective for shareholders of record on March 26, 1995 and payable on June 12, 1995.

As of March 31, 1995, the Company has recorded deferred tax assets amounting to $6.5 million, due primarily to the recognition of postretirement benefit obligations, future inventory-related deductions, depreciation, and the sale of the Printing Division. Based on the Company's long-term earnings record and projected future earnings, the deferred tax asset was recorded free of any valuation allowance.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         No Change

Item 2.  Changes in Securities
         No Change

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibits
             Exhibit 15 - Letter from Price Waterhouse LLP, independent accountants, re unaudited financial information.

             Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K
             No reports have been filed on Form 8-K during this quarter.

Waverly, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

WAVERLY, INC.

E. Philip Hanlon
Vice President, Finance
May 1, 1995