Form 10-Q
period 1995-06-30
WAVERLY INC
filed 1995-11-16
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1995, Commission File No. 0-6311


WAVERLY, INC.

Incorporated in the State of Maryland

I. R. S. Employer Identification No. 52-0523730

351 West Camden Street, Baltimore, Maryland 21201

Telephone Number:  (410) 528-4000


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



 YES   X          NO



As of June 30, 1995 there were 4,427,833 shares of the Registrant's Common Stock outstanding.


Waverly, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands of dollars - except per share amounts)

                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 1995        1994         1995         1994
                               -------     -------      -------     -------
Net sales                       39,220      34,403       73,922      63,173

Costs and expenses

Cost of sales                   22,820      21,220       44,525      39,759
Selling and distribution         8,748       7,651       16,846      14,524
General and administrative       3,358       2,885        6,452       5,272
Depreciation and amortization    1,090         925        2,156       1,784
                                ------      ------       ------      ------
Total operating expenses        36,016      32,681       69,979      61,339

Income from
continuing operations            3,204       1,722        3,943       1,834

Other income (expense)
  Investment income                278         247          880         577
  Interest expense                (310)       (291)        (585)       (600)
                                -------     -------       ------      ------
Total other income (expense)       (32)        (44)          295        (23)

Income from continuing
operations before  taxes and
earnings of affiliated entities  3,172       1,678         4,238      1,811

Income tax (expense)            (1,060)       (450)       (1,565)      (606)
Equity (loss) in the earnings
of affiliated entities             (18)         14           383        557
                                -------      ------       -------     ------
Net Income                       2,094       1,242         3,056      1,762

Earnings per share:
Net Income                       $0.47       $0.29         $0.69      $0.41

Cash dividends declared
per share                        $0.12       $0.11         $0.23      $0.22

Weighted average shares
outstanding                  4,425,337   4,358,077     4,412,277  4,356,349

See accompanying notes to the condensed consolidated financial statements


Waverly, Inc.
Condensed Consolidated Balance Sheets
(in thousands of dollars except per share amounts)



                               (unaudited)                    (unaudited)

                                June 1995    December 1994     June 1994
                               -----------   -------------    -----------
ASSETS
Current assets
  Cash and cash equivalents       $3,707          $9,602          $2,785
  Investment in marketable
   securities                                      9,282           7,259
  Accounts receivable,
  less allowance for doubtful
  accounts ($670, $746 and $847
  respectively)                   36,129          32,821          28,858
  Inventories                     28,454          25,616          24,611
  Prepaid expenses                 2,657           1,017           2,925
  Current deferred income taxes    3,190           2,744           2,999
  Investment in discontinued
  printing operations                              1,000
                                  ------          ------          ------
Total current assets              74,137          82,082          69,437

Net property and equipment         9,842           7,056           6,998

Other noncurrent assets           38,331          33,865          29,137
                                --------        --------        --------
Total assets                    $122,310        $123,003        $105,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Line of credit borrowings       $1,905          $1,160
  Current portion of long-term
    debt                           2,400           2,400           2,400
  Accounts payable                11,889          13,530          10,223
  Accrued expenses                 6,422           7,723           5,771
  Royalties payable                5,424           7,950           5,049
  Unearned subscription
    revenues                      15,424          17,260          14,548
  Income taxes payable             2,947           3,578             155
  Current deferred income taxes    1,534             954           1,368
                                 -------         -------         -------
Total current liabilities         47,945          54,555          39,514

Long term debt                     6,323           7,348           8,510

Unfunded pension obligation        3,574           3,058           2,977

Postretirement benefit
  obligation                      11,597          11,435          11,274
Deferred income taxes              3,188           1,414             756
Other liabilities                    909             749             369
                                 -------         -------         -------
Total liabilities                $73,536         $78,559         $63,400

Shareholders' equity

Preferred stock-500,000 shares
  authorized; none issued

Common stock-$2 par value;
  12,000,000 shares authorized,
  4,427,833, 4,370,598 and
  4,358,808 shares issued and
  outstanding, respectively        8,856           8,741          8,717

Additional paid-in capital        11,479          10,595         10,378

Retained earnings                 26,697          24,659         22,720

Foreign currency translation
  adjustment                       1,742             449            357
                                 -------         -------        -------
Total shareholders' equity        48,774          44,444         42,172
                                 -------         -------        -------
Total liabilities and
 shareholders' equity           $122,310       $123,003        $105,572

See accompanying notes to the condensed consolidated financial statements



Waverly, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands of dollars)

For the Six Months Ended June 30,              1995               1994
                                            -----------        -----------
Cash flows from operating activities
       Net income                             $3,056              $1,762

Adjustments to reconcile net income to
  net cash used in operating activities

  Write-down of property and equipment            83

  Postretirement benefit obligation              162                 225

  Equity in the earnings of affiliated
    entities                                    (383)               (557)

  Depreciation and amortization                2,156               1,784

  Deferred income taxes                        2,341                (411)

  Net periodic pension credit                   (394)               (310)

Change in assets and liabilities adjusting for the effect of acquisitions

  Accounts receivable                         (2,364)              4,229

  Inventories                                 (2,798)             (1,126)

  Prepaid expenses                            (1,590)               (774)

  Accounts payable                            (1,778)             (4,245)

  Accrued expenses                            (1,439)             (1,549)

  Taxes payable                                 (733)                143

  Royalties payable                            (2,526)            (1,683)

  Unearned subscription revenues               (1,871)            (4,349)

  Other long-term liabilities                     160
                                              --------           --------

Net cash (used in) operations                  (7,918)            (6,861)

Cash flows from investing activities:

  Proceeds from sale of discontinued
    operations                                  1,000              2,903

  Purchase of property and equipment           (3,318)              (652)

  Acquisition of publishing properties         (4,725)

  Decrease (increase) in investments
    in affiliated entities                       (323)               413

  Proceeds from sales of marketable
    securities                                 10,297              7,891

  Purchases of marketable securities           (1,000)            (4,000)
                                              --------           --------
Net cash flows provided by
  investing activities                          1,931              6,555

Cash flows from financing activities:

  Net borrowings (payments) under short-term
    lines of credit                               745             (1,529)

  Repayment of long-term debt                  (1,025)

  Common stock dividends paid                  (1,018)              (959)

  Proceeds from exercise of stock options       1,000                 85
                                              --------            -------
Net cash flows (used in)
  financing activities                           (298)            (2,403)

Net decrease in cash and
  cash equivalents                             (6,285)            (2,709)

Effect of exchange rates on cash and cash
  equivalents                                     390                107

Cash and cash equivalents at January 1,         9,602              5,387
                                               ------             ------
Cash and cash equivalents at June 30,          $3,707             $2,785



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

The condensed consolidated balance sheets as of June 30, 1995 and June 30, 1994, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and June 30, 1994, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and June 30, 1994 have been prepared by the Company, without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

2. (a) Inventories

Inventories consist of the following: (in thousands of dollars)

                				    			June 30, 1995          	December 31, 1994
                           -------------           -----------------
Finished goods               	$21,260                   	$18,996

Work-in-process              	 	6,784                     	6,230

Raw materials                  	 	410                       	390
                              -------                    -------
	                            	$28,454                   	$25,616

Waverly, Inc.

2. (b) Property and equipment (in thousands of dollars)

            					         	June 30, 1995         	December 31, 1994

Land                             	$882                   	$1,193

Buildings                       	1,755                    	6,048

Office equipment, computers,
 and related software          	11,644                    15,166
                               -------                   -------
Total, at cost                 	14,281                   	22,407

Less: accumulated depreciation  	4,439                   	15,351
                               -------                   -------
Net property and equipment     	$9,842                   	$7,056


2. (c) Other noncurrent assets (in thousands of dollars)

                 					      	June 30, 1995         	December 31, 1994
                             -------------          -----------------
Equity investment in
 affiliated entities            	$3,212                  	$2,177

Goodwill                         	8,412                   	6,717

Publication agreements          	15,990                  	13,758

Other intangible assets          	1,249                   	1,359

Prepaid pension                  	5,573                   	5,179

Non-current deferred income taxes	3,359                   	3,792

Other                              	536                     	883
                                -------                  -------
Total other noncurrent assets  	$38,331                 	$33,865


3.  Acquisitions:

Included in other noncurrent assets:

(a) Approximately $0.8 million of goodwill associated with the March 31, 1995 acquisition of 100% of the stock of Info-Med, Ltd., a Hong Kong distributor of medical books to Southeast Asia. The
Company previously owned a 20% minority interest.

(b) Approximately $1.0 million of publication rights associated with the April 3, 1995 acquisition of the assets of MEDISCRIPT, a leading medical test preparation series in Germany. This acquisition was acquired by the Company's German subsidiary, Urban & Schwarzenberg.

(c) Approximately $2.2 million of publication rights associated with the June 2, 1995 acquisition of 100% of the stock of de'Medici Systems, Inc., a California developer and distributor of a self-contained, computerized learning workstation used in training personnel in health care facilities.

Waverly,Inc.

Part I.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

     Results of Operations:   Three Months Ended June 30, 1995
Compared With The Three Months Ended June 30, 1994

Net Sales were $ 39.2 million for the three months ended June
30, 1995 compared with $34.4 million for the three months ended
June 30, 1994, an increase of 14%. Global book publishing revenues increased 23% over the prior year period. Domestic revenues advanced 25% due principally to higher fall stocking orders to medical wholesalers and bookstores . International revenues increased
21%. Higher product sales in Europe, particularly in Germany, account for the increase. Periodical revenues declined 2% from the prior-year period. Subscription- based revenue remained unchanged from the prior year but advertising revenue declined. Electronic Media revenues increased 30 % over the prior year as a result of new product and higher sales of existing software and video products. The positive currency movement in the German mark against the dollar contributed 3% of the total revenue gain.

Cost of Sales was $ 22.8 million , or 58% of net sales for the three months ended June 30, 1995 compared to $ 21.2 million, or 62% of net sales for the same period last year, an increase of 8%.

Profit margins improved in book publishing and electronic media lines principally to higher volume while profit margins for periodical publishing declined slightly due to lower revenues, higher editorial costs and rising paper prices.

Selling and Distribution expenses were $ 8.7 million for the three months ended June 30, 1995 compared to $ 7.7 million for the same period last year, an increase of 14%, approximately equal to the increase in revenues.

General and Administrative expenses were $ 3.4 million for the three months ended June 30, 1995 compared to $ 2.9 million for the same period last year, an increase of 16%. Costs rose proportionately greater than revenues due to the recording of higher incentive compensation, larger provision for bad debt and additional costs associated with the development of new software for the Company's customer fulfillment system. In addition, in the prior-year period the Company received office rental income ( from the Cadmus Communications who purchased the Company's printing division) to help reduce building expenses.

Depreciation and Amortization expenses were $1,090,000 for the three months ended June 30, 1995 compared to $ 925,000 for the same period last year, an increase of 18%. The increase is attributed to amortization for acquisitions made in Germany, Asia, and the United States, as well depreciation for new investments in computers and customer fulfillment systems.

Other Income (Expense) was ($32,000) for the three months ended June 30,1995 compared to ($44,000) for the comparable period last year. Investment income increased due to interest earned on installment payments received in connection with the sale of the Company's printing division.
Interest expense was higher due to settlements on certain tax audits.

Equity in Earnings of Affiliated Entities was a $ 18,000 loss for the current period compared to a gain of $ 14,000 for the prior- year period.

Net Income for the three months ended June 30, 1995 was $
2.1 million compared to $ 1.2 million in the prior- year period, an increase of 68%. The increase in net income is due to the higher level of sales in book publishing in both domestic and international operations coupled with improved cost efficiencies in book manufacturing and marketing.

Waverly, Inc.

              Results of Operations: Six Months Ended June 30,
1995 Compared With The Six Months Ended June 30, 1994

Net Sales for the six months ended June 30, 1995 were $ 73.9 million compared with $ 63.2 million for the comparable period last year, an increase of 17%. Global book publishing revenues were 26% greater than the prior year. Domestic revenues climbed 27%. The increase came from new product sales introduced during the last nine months, including the classic 26th edition of Stedman's Medical Dictionary. International revenues were 25% higher than the same period last year. Periodical revenues were 3% higher due to new journal publications , while circulation and advertising remain relatively unchanged. Electronic Media revenue advanced 39% due to the introduction of new product and stronger backlist sales of existing software and videos. The positive currency movement in the German mark against the dollar contributed 4% of the total revenue gain.

Cost of Sales was $ 44.5 million , or 60% of net sales, for the current period compared to $ 39.8 million or 63% of net sales for the prior year period. The improved gross margin is a result of higher book publishing sales and improved manufacturing costs in book production. Periodical publishing margins declined due to higher levels of editorial expenses and rising paper costs.

Selling and Distribution expenses were $ 16.8 million or 23 % of net sales for the six months ended June 30, 1995 compared with $
14.5 million or 23% of net sales for the prior year period. The increase in expenses is attributed to the higher volume of revenues.

General and Administrative expenses were $ 6.5 million for the current period, or 9% of net sales, compared to $ 5.3 million or 8% of net sales for the prior period. The Company incurred additional expenses for the installation of a new customer fulfillment system, higher reserves for incentive compensation, and larger provision for bad debt. In addition, in the prior year period the Company received rental income for the lease of certain office space, helping to offset building costs. See comment in the discussion of second quarter results.

Depreciation and Amortization expenses were $ 2.2 million for the first six months of 1995 compared to $ 1.8 million for the same period last year. Amortization expenses increased because of investments of $ 9.0 million in publishing properties over the past twelve months. Depreciation increased because of purchases of new computers and software for customer fulfillment.

Other Income (Expense) was $ 295,000 for the six months ended June 30, 1995 compared with ($23,000) for the comparable period last year. Investment income increased because of gains on foreign currency transactions and interest income earned on the final payments received in connection with the sale of the printing division in November, 1993.

Equity in Earnings of Affiliated Entities was $ 383,000 for the current period compared with $ 557,000 for the same period last year. Earnings from affiliates in Germany and South America were lower than the prior- year period.

Net Income was $ 3.1 million for the six months ended June
30, 1995 compared with $ 1.8 million for the six months ended
June 30, 1994, an increase of 73%. Higher revenues in global book publishing and improved cost margins in book production are the principal factors for the increase in earnings.

Waverly, Inc.

Liquidity and Capital Resources

Total assets were $ 122.3 million at June 30,1995 compared with $ 123.0 million at December 31, 1994 and $ 105.6 million at June 30, 1994. Working capital is $ 26.2 million at June 30, 1995 compared with $ $ 27.5 million at December 31, 1994 and $ 29.9 million at the end of June , 1994.

At June 30,1995 the Company carried a net borrowing position [defined as cash less short term and long term borrowings ] of $6.9 million compared with a net cash position of $7.7 million at December 31, 1994 and a net borrowing position of $0.9 million at June,1994. The drop in net cash since the start of the year is due to (1) the normal seasonal use of cash received at the beginning of the year for annual renewal subscriptions,
(2) the buildup of receivables and inventory reflecting the growth in business, (3) acquisitions of $4.7 million for publishing properties, (4) capital spending of $1.0 million for new computers and software for a newly installed customer fulfillment system, and (5) and leasehold improvements and furnishings of $1.5 million for new corporate headquarters.

The Company's long term debt is $6.3 million or 13% of shareholders' equity at June 30, 1995 compared with $8.5 million or 20% of shareholders' equity at June 30, 1994. Shareholders's equity is $48.8 million at June 30, 1995 compared with $42.2 million at June 30, 1994, an increase of 16%. The Company currently pays a dividend of $0.12 per share per quarter , or $0.48 per year . Earnings per share for the past twelve months is $0.91 per share.

At June 30, 1995 the Company recorded $6.5 million as a deferred U.S. tax asset . This asset is a result of the recognition in prior years of postretirement benefit obligations, reserves for writeoff of assets and recording of expense reserves related to the sale of the Printing division, reserves for expenses for relocation of corporate offices, and reserves for future inventory deductions. The Company expects the deferred tax asset to be realized through future profitable operations, based on the long term earnings record and thus has recorded the asset free of any valuation allowance.

The Company continues to search for investments in publishing properties and expects to fund such acquisitions through internally generated cash flow.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         No Change

Item 2.  Change in Securities
         No Change

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 24, 1995, the following items were submitted to a vote at the Company's annual meeting of shareholders:

         1.  Election of directors:

             NOMINEE                           FOR (a)
             -------                           ---
             Barbara J. Bonnell              3,656,733
             Donald W. Dick, Jr.             3,656,733
             Carolyn Manuszak                3,656,733
             E. Magruder Passano, Jr.        3,656,733
             Richard C. Riggs, Jr.           3,656,733

         (a) Equal to 82% of total shares, less than 1% voted against. The remaining shares were not voted.

         2. Approval of the Waverly, Inc. 1995 Employee Stock Option Plan. The plan authorizes grants of stock options to eligible persons to purchase up to 750,000 shares of Company Common Stock. During any calendar year, options for no more than 50,000 shares may be granted to any single participant:

             FOR       3,174,876
             AGAINST     342,993
             ABSTAIN       4,575
             NOT VOTED   900,893

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibits
             Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K
             No reports have been filed on Form 8-K during this quarter.

Waverly, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.



WAVERLY, INC.



Date: July 31, 1995 	E. Philip Hanlon

                    	Vice President, Finance