Form 10-Q
period 1995-09-30
WAVERLY INC
filed 1995-11-16
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1995, Commission File No. 0-6311



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

 YES   X          NO

As of September 30, 1995 there were 4,432,234 shares of the Registrant's Common Stock outstanding.



Waverly, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands of dollars - except per share amounts)

                                Three Months Ended        Nine Months Ended
                                  September 30              September 30,
                                 1995        1994         1995        1994
                                ------     -------       ------     -------
Net sales                       33,763      32,631      107,685      95,804

Costs and expenses

Cost of sales                   20,931      20,437       65,456      60,196
Selling and distribution         8,204       6,909       25,050      21,433
General and administrative       2,360       3,300        8,812       8,572
Depreciation and amortization    1,162         941        3,318       2,725
                                ------      ------      -------      ------
Total operating expenses        32,657      31,587      102,636      92,926

Income from
continuing operations            1,106       1,044        5,049       2,878

Other income(expense)
  Investment income                256         186        1,136         763
  Interest expense                (268)       (262)        (853)       (862)
                                -------      -------     -------      -------
Total other income (expense)       (12)        (76)         283         (99)

Income from continuing
operations before taxes and
earnings of affiliated entities  1,094         968        5,332       2,779

Income tax expense                (411)       (418)      (1,976)     (1,024)
Equity (loss) in the earnings
of affiliated entities             (88)       (247)         295         310
                                -------      ------      -------     -------
Net Income                         595         303        3,651       2,065

Earnings per common share
and common share equivalent     $0.10        $0.06        $0.79       $0.47

Cash dividends declared
per share                       $0.12        $0.11        $0.35       $0.33

Average number of common
and common equivalent
shares outstanding          4,623,515    4,361,803    4,604,037   4,358,187


See accompanying notes to the condensed consolidated financial statements


Waverly, Inc.
Condensed Consolidated Balance Sheets
(in thousands of dollars except per share amounts)

                               (unaudited)                      (unaudited)
                                Sept. 1995     December 1994     Sept. 1994
                               -----------     -------------    -----------
ASSETS
Current assets
  Cash and cash equivalents          $815          $9,602            $1,539

  Investment in marketable
   securities                                       9,282

  Accounts receivable,
  less allowance for doubtful
  accounts ($658, $746 and $830
  respectively)                    37,180          32,821           34,032

  Inventories                      30,394          25,616           22,752

  Prepaid expenses                  2,929           1,017            2,875

  Current deferred income taxes     2,226           2,744            2,999

  Investment in discontinued
  printing operations                               1,000
                                   ------          -------         --------
Total current assets               73,544          82,082           64,197

Net property and equipment         10,192           7,056            6,785

Other noncurrent assets            37,767          33,865           29,035
                                 --------        --------         --------
Total assets                     $121,503        $123,003         $100,017

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Line of credit borrowings       $8,771          $1,160             $652

  Current portion of long-term
    debt                           2,400           2,400            2,400

  Accounts payable                14,635          13,530            9,287

  Accrued expenses                 4,185           7,723            4,574

  Royalties payable                3,819           7,950            3,856

  Unearned subscription
    revenues                      11,256          17,260           11,579

  Income taxes payable             2,728           3,578              365

  Current deferred income taxes    1,026             954            1,399
                                 -------          ------           ------
Total current liabilities         48,820          54,555           34,112

Long term debt                     5,076           7,348            7,344

Unfunded pension obligation        3,436           3,058            3,077

Postretirement benefit
obligation                        11,668          11,435           11,480

Deferred income taxes              3,086           1,414              774

Other liabilities                    922             749              894
                                 -------          ------           ------
Total liabilities                $73,008         $78,559          $57,681

Shareholders' equity

Preferred stock-500,000 shares
  authorized; none issued

Common stock-$2 par value;
  12,000,000 shares authorized,
  4,432,234, 4,370,598 and
  4,362,348 shares issued and
  outstanding, respectively       8,864            8,741            8,725

Additional paid-in capital       11,568           10,595           10,440

Retained earnings                26,759           24,659           22,544

Foreign currency translation
  adjustment                      1,304              449              627
                                 ------           ------           ------
Total shareholders' equity       48,495           44,444           42,336
                                 ------           ------           ------
Total liabilities and
 shareholders' equity          $121,503         $123,003         $100,017

See accompanying notes to the condensed consolidated financial statements



Waverly, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands of dollars)


For the nine months ended September 30,         1995                1994
                                            -------------       -----------
Cash flows from operating activities
      Net income                               $3,651              $1,762

Adjustments to reconcile net income to
  net cash used in operating activities

  Write-down of property and equipment             83

  Postretirement benefit obligation               233                 225

  Equity in the earnings of affiliated
    entities                                     (295)               (557)

  Depreciation and amortization                 3,318               1,784

  Deferred income taxes                         2,695                (411)

  Net periodic pension credit                    (591)               (310)      hange in assets and liabilities adjusting

Change in assets and liabilities adjusting for the effect of acquisitions

  Accounts receivable                          (3,027)              4,229

  Inventories                                  (4,687)             (1,126)

  Prepaid expenses                             (1,849)               (774)

  Accounts payable                                499              (4,245)

  Accrued expenses                             (3,693)             (1,549)

  Taxes payable                                  (875)                143

  Royalties payable                            (4,131)             (1,683)

  Unearned subscription revenues               (6,539)             (4,349)

  Other long-term liabilities                     173
                                              --------            --------
Net cash (used in) operations                 (15,035)             (6,861)

Cash flows from investing activities:

  Proceeds from sale of discontinued
    operations                                  1,000               2,903

  Purchase of property and equipment           (4,091)               (652)

  Acquisition of publishing properties         (4,797)

  Decrease (increase) in investments
    in affiliated entities                        414                 413

  Proceeds from sales of marketable
    securities                                 10,297               7,891

  Purchases of marketable securities           (1,000)             (4,000)
                                              --------             -------
Net cash flows provided by
  investing activities                          1,823               6,555

Cash flows from financing activities:

   Net borrowings (payments) under short-term
     lines of credit                            6,961              (1,529)

   Repayment of long-term debt                 (2,272)

   Common stock dividends paid                 (1,551)               (959)

   Proceeds from exercise of stock options      1,046                  85
                                               -------             -------
Net cash flows (used in) financing activities   4,184              (2,403)

Net decrease in cash and cash equivalents      (9,028)             (2,709)

Effect of exchange rates on cash and cash
  equivalents                                     241                 107

Cash and cash equivalents at January 1,         9,602               5,387
                                               -------             -------
Cash and cash equivalents at September 30,       $815              $2,785

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

The condensed consolidated balance sheets as of September 30, 1995 and September 30, 1994, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and September 30, 1994, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and September 30, 1994 have been prepared by the Company, without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995 and for all periods presented have been made.

This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2. (a) Inventories

Inventories consist of the following: (in thousands of dollars)

                                     (unaudited)
                             					  September 30,         December 31,
                                        	  	 1995               	 1994
                                    -------------         ------------
Finished goods 	                       	$21,133             	$18,996

Work-in-process                        	 	8,752               	6,230

Raw materials                            	 	509                 	390
                                        -------              -------
	 	                                     $30,394             	$25,616

2. (b) Property and equipment (in thousands of dollars)


					                                (unaudited)
                                    September 30,        	December 31,
                                             1995                 1994
                                    -------------         ------------
Land                                    	$854                	$1,193

Buildings                              	2,502                 	6,048

Office equipment, computers,
 and related  software                	13,425                 15,166
                                       ------                 ------
Total, at cost                        	16,781                	22,407

Less:  accumulated depreciation        	6,589                	15,351

Net property and equipment           	$10,192                	$7,056


2. (c) Other noncurrent assets (in thousands of dollars)

                                     (unaudited)
                                   	September 30,        	December 31,
                                             1995                 1994
                                    -------------         ------------
Equity investment in
 affiliated entities                  	$3,076                	$2,177

Goodwill                               	9,121                 	6,717

Publication agreements                	14,102                	13,758

Other intangible assets                	1,370                 	1,359

Prepaid pension                        	5,770                 	5,179

Non-current deferred income taxes      	3,805                 	3,792

Other                                    	523                   	883
                                      -------                -------
Total other noncurrent assets        	$37,767               	$33,865




3.  Acquisitions:

Included in other noncurrent assets:

(a) Approximately $1.1 million of goodwill associated with the March 31, 1995 acquisition of 100% of the stock of Info-Med, Ltd., a Hong Kong distributor of medical books to Southeast Asia. The Company previously owned a 20% minority interest.

(b) Approximately $1.0 million of publication rights associated with the April 3, 1995 acquisition of the assets of MEDISCRIPT, a leading medical test preparation series in Germany. This acquisition was acquired by the Company's German subsidiary, Urban & Schwarzenberg.

(c) Approximately $0.9 million of publication rights and $0.7 million of goodwill and other intangible assets associated with the June 2, 1995 acquisition of 100% of the stock of de'Medici Systems, Inc., a California developer and distributor of a self-contained, computerized learning workstation used for training personnel in health care facilities.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Waverly, Inc.

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of Waverly, Inc. and its subsidiaries as of September 30, 1995, and for the three month and nine month periods then ended. These financial statements are the responsibility of the company's management. The accompanying condensed consolidated balance sheet as of December 31, 1994, was audited by other auditors whose report dated February 22, 1995, expressed an unqualified opinion on that information.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The condensed consolidated statements of income and cash flows for the three month and nine month periods ended September 30, 1994 of Waverly, Inc. and its subsidiaries were reviewed by other accountants whose report dated October 31, 1994, stated that they did not express an opinion or any other form of assurance on those statements.

COOPERS & LYBRAND L.L.P.

October 30, 1995

Baltimore, Maryland

Waverly, Inc.

Part I.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

    Results of Operations:    Three Months Ended September 30, 1995
 Compared With The Three Months Ended September 30, 1994

Net Sales were $33.8 million for the three months ended September 30, 1995 compared with $32.6 million for the three months ended September 30, 1994, an increase of 3%.
Global book publishing revenues increased 2% due principally to higher sales in international markets. Periodical revenues increased 8% from the prior-year period. Electronic Media sales were 4% below the prior-year period .

Cost of Sales was $20.9 million, or 62% of net sales, for the three month period ending September 30,1995 compared to $20.4 million, or 63% of net sales, for the three month period ending September 30, 1994, an increase of 2%. Profit margins were higher in book publishing due to lower production costs .Profit margins in periodical publishing were lower due to higher paper prices and editorial cost. Profit margins in electronic media were slightly lower due to lower volume and mix of products sold.

Selling and Distribution expenses were $8.2 million for the three months ended September 30, 1995 compared to $6.9 million for the same period last year, an increase of 19%. The increase in expenses was greater than the corresponding increase in revenues due to higher promotion and marketing expenses incurred in book publishing due to a higher level of new products to be published in future periods.

General and Administrative expenses were $2.4 million for the three months ended September 30, 1995 compared to $3.3 million for the three months ended September 30, 1994. Expenses decreased from the prior year period due to lower provision for bonuses and lower healthcare and retirement benefit charges.

Depreciation and Amortization expenses were $1.2 million for the three months ended September 30, 1995 compared to $0.9 million for the same period last year, an increase of 33%.
The increase in charges is due to amortization charges for acquisitions made in Germany, Asia and the United States.

Other Income(Expense) was ( $12,000 ) for the three months ended September 30, 1995 compared to ( $76,000) for the three months ended September 30, 1994. Interest expense on borrowings was equal to last year while miscellaneous income increased over the prior year.

Equity in Earnings of Affiliated Entities was a loss of $88,000 for the current period compared to a loss $247,000 for the same period last year. During the prior-year period the Company incurred substantial losses from a 45% owned company in Germany that was sold in the fourth quarter of 1994.

Income Tax Provision was $411,000 or 38% of pre-tax income for the three month period ending September 30, 1995 compared to $418,000 or 43% of pre-tax income for the three month period ending September 30, 1994. The effective tax rate was lower in the current period due to a lower proportion of German based revenues in 1995 which is taxed at a higher rate as well as an expected lower effective tax rate on U.S. based income.

Net Income was $595,000 for the current period compared to $303,000 for the comparable period last year, an increase of 96%. Income increased because of higher revenues, lower general and administrative expenses and the absence of losses from a minority-owned entity in Germany which was sold in the fourth quarter of 1994.

Waverly, Inc.

                    Results of Operations: Nine Months Ended September 30, 1995 Compared With The Nine Months Ended September 30, 1994

Net Sales for the nine months ended September 30, 1995 were $107.7 million compared to $95.8 million for the nine months ended September 30, 1994, an increase of 12%. Book publishing revenues rose 17% in the current period, with international sales up 19% and domestic book sales 15% over the prior year. New products introduced over the past twelve months have provided added volume. Periodical revenues were 4% over the prior-year period. New journal publications and rate increases have boosted revenues.
Circulation and advertising remain relatively unchanged from the prior year. Electronic Media revenues were 23% above prior year sales due to new products and sustained sales of backlist videos and software.

Cost of Sales was $65.5 million , or 61% of sales, in the current period compared to $60.2 million , or 63% of sales for the same period last year, an increase of 9%. Gross margin in book publishing improved due to lower unit manufacturing costs in book production. Gross margin in periodical publishing declined due to higher material and editorial costs. Gross margin in electronic publishing remained essentially unchanged.

Selling and Distribution expenses were $25.1 million, or 23 % of sales , for the nine months ended September 30, 1995 compared to $21.4 million, or 22% of sales , for the comparable period last year, an increase of 17%. To date expenses have increased more than the corresponding increase in revenue due to the anticipated higher volume of book publishing revenues expected over the ensuing months.

General and Administrative expenses were $8.8 million for the current period, or 8% of sales, compared to $8.6 million, or 9% of sales, for the same period last year. Expenses have declined as a percent of sales due to reduced personnel and lower charges for healthcare and retirement benefits.

Depreciation and Amortization expenses were $3.3 million for the current period compared to $2.7 million for the same period last year, an increase of 22%. The increase in charges is due principally from recent acquisitions in Germany, Asia and the United States.

Other Income( Expense ) was income of $283,000 for the nine months ended September 30, 1995 compared to a loss of $99,000 for the same period last year. Interest expense was approximately equal to last year. Miscellaneous income was higher than last year due to gains on foreign transaction settlements and higher fees earned from international management services.

Equity (Loss) in Earnings of Affiliated Entities was $295,000 in the current period compared to $310,000 for the same period last year.

Income Tax Expense for the current period is $1,976,000 or 37% of pretax income compared to $1,024,000 or 37% of pre-tax income in the prior-year period.

Net Income(Loss) for the nine months ended September 30, 1995 is $3.7 million compared to $2.1 million for the same period last year, an increase of 77%. The significant increase in earnings comes from a greater volume of book publishing products sold throughout the world and manufacturing efficiencies in book production costs.

Waverly, Inc.

Liquidity and Capital Resources

Total assets were $121.5 million at September 30, 1995 compared to $123.0 million at December 31, 1994 and $ 100.0 million at September 30, 1994. The increase in assets from one year ago is a result of acquisitions completed during the past year and additional product published leading to higher levels of receivables and inventories. Working capital ratio is 1.5 to 1 at the end of the current period compared to 1.9 to 1 at the end of the same period last year. The decline in the ratio is due to the investments of $5.0 million for acquisitions in Asia, Germany and United States.

At September 30, 1995 the Company carried a net borrowing position [ defined as cash less short term and long term borrowings ] of $15.4 million compared with a net borrowing position of $8.9 million at September 30, 1994 and a net cash position of $8.0 million at December 31, 1994. The drop in net cash since the start of the year is due to the (1) normal seasonal use of cash received at the beginning of the year for annual renewal subscriptions, (2) the build up of receivables from the annual fall stocking order from medical wholesalers which is settled a the end of October of each year, (3) increase in inventories from expansion of the book publishing program, (4) acquisitions of $5.0 million for publishing properties, (5) capital spending of $2.1 million for new computers and software for a newly installed customer fulfillment system and (6) leasehold improvements and furnishings of $1.6 million for new corporate headquarters.

The Company's long term debt is $5.1 million or 10% of shareholders' equity at September 30, 1995 compared with $7.3 million or 17% of shareholders' equity at September 30, 1994.
The Company currently pays a dividend of $0.12 per share per quarter, or at an annual rate of $0.48 per share.

At September 30, 1995 the Company recorded $6.0 million as a deferred U.S. based tax asset. This asset is a result of the recognition in prior years of postretirement benefit obligations, reserves for write-off of assets and recording of expense reserves related to the sale of the Printing division, reserves for expenses for relocation of corporate offices and publishing restructuring, and reserves for future inventory deductions. The Company expects the deferred tax asset to be realized through future profitable operations, based on the long term earnings record and therefore has recorded the asset free of any valuation allowance.

The Company expects the liquidity position to improve over the ensuing months due to the expanded number of new books to be introduced over the next three to six months.

The Company continues to search for investments in publishing properties and expects to fund such acquisitions through internally generated cash flow.

Part II.   OTHER INFORMATION

Item 1. 	Legal Proceedings
         No Change

Item 2. 	Changes in Securities
         No change

Item 3. 	Defaults upon Senior Securities
         None

Item 4. 	Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits required by Item 601 of Regulation S-K are filed herewith:

              Exhibit 11 - Computation of Earnings Per Share

  	           Exhibit 15 - Letter from Coopers & Lybrand L.L.P.,
                           independent accountants, re unaudited
                           financial information.

    	    (b)  The reports on Form 8K for the quarter ended September
              30, 1995:

            		Date Filed:  July 27, 1995

            		Items Reported:  Item 4 - Changes in Registrant's Certifying
                                        Accountant

All other items are omitted because they are not applicable or the answers are none.

Waverly, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

WAVERLY, INC.



Date: November 10, 1995 	E. Philip Hanlon
                        	Vice President, Finance