Form 10-K
period 1995-12-31
WAVERLY INC
filed 1996-04-01
CIK 105085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  DC  20549
                           ----------------------
                                 FORM 10-K

      (Mark one)

       [ X ] 	Annual Report Pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934 [Fee Required]

               For the fiscal year ended December 31, 1995

                                or

             	Transition Report Pursuant to Section 13 or 15 (d) of the
              Securities Exchange Act of 1934 [Fee Required]


           For the Transition period from _____________________ to
                 _____________________________

                         Commission File Number 0-6311

                                WAVERLY, INC.
                                -------------
              (Exact name of Registrant as specified in its charter)

       Maryland                                        	52-0523730
       --------                                         ----------
(State or other jurisdiction of 	                    (IRS Employer
incorporation or organization) 	                      Identification No.)



351 West Camden  Street
Baltimore, Maryland                                         	21201
- -------------------                                          -----
(Address of principal executive offices) 	                 (Zip Code)


Registrant's telephone number, including area code 	410-528-4000


Indicate by check mark whether the Registrant (1) : has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
                                                  [ X ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant was $79,121,892, as of February
26, 1996.  The number of shares outstanding of the Registrant's
Common Stock was 4,443,419 as of February 26, 1996.

Proxy Statement for the 1996 annual meeting of shareholders of the Registrant is incorporated by reference in Part III of this Form 10-K.

                                  PART I

Item 1.  Business
- -----------------
                            General Description
                            -------------------

Waverly, Inc. ( "Waverly" or the "Company" ) is a worldwide publisher of books, periodicals and electronic media in the fields of medicine, allied health and related disciplines. Products are distributed to students, practitioners, institutions and companies engaged in the health care industry. The Company has operating offices in the United States , Europe, the Far East, and South America.

The Company was established in 1890 originally as a printer of
periodicals for medical and scientific associations.   In 1908
the Company entered the medical publishing marketplace under the trade name Williams & Wilkins which continues to be the flagship name for the Company's publishing operations. From 1988 through 1990 the Company acquired other publishing businesses that carried distinct trademark names, including Lea & Febiger and Urban & Schwarzenberg. Prior to November, 1993 the Company was also a major printer of periodicals principally for medical and scientific associations. The Company sold its printing operations in November, 1993.

The Company's products are sold to customers in over 50 countries. The Company markets and distributes its products in several ways including direct mail, telemarketing, field sales forces and independent distributors.

Financial disclosure of sales by geographical area for the three years ending December 31, 1995 appears in Note 14 - Net Sales by Geographic Areas of the Company's 1995 financial statements and is incorporated herein in Item 8 of this Form 10-K Annual Report.

The Company is incorporated in Maryland and its principal executive offices are located at 351 W. Camden Street, Baltimore, Maryland 21201.

                           Description of Specific
                           Publishing Businesses
                           -----------------------

Waverly publishes periodicals, books and electronic media to the health care market. Products are sold to students and schools in medicine and other health care programs, practitioners, pharmaceutical firms, health care institutions, medical equipment companies, as well as other firms in the general information and publishing business.

A.  Periodical Publishing
- -------------------------
The Company publishes periodicals under the trade name of Williams & Wilkins ( "W&W" ) . The Company considers itself to be a leading publisher in the fields of medicine, allied health, and related disciplines. Although there does not exist an official source of market statistics to verify market share, the Company believes that it ranks within the top five medical publishers in the United States.

Waverly publishes periodicals for major medical and scientific societies (" society publishing ") with whom they jointly share in certain editorial and publishing responsibilities. Profits from each periodical are shared by the Company and the society as dictated by the contract terms. The majority of these publications are linked to prestigious international organizations including the American Urological Association, the American Society of Plastic and Reconstructive Surgeons and the Congress of Neurological Surgeons. The Company typically works under long-term contracts with these organizations ( three to five years in duration ) . Waverly has been successful over the years in renewing such contracts. Its average retention rate over the last ten years is in excess of 75%. Some of the societies have contracted with the Company for over twenty-five years. The Company currently publishes 48 society periodicals. Waverly believes that the relationship with the medical associations and their members are an important link in its ability to attract new authors for its periodical publications as well as for its book and electronic publishing programs. The Company also publishes periodicals which are directly owned by Waverly ( " proprietary periodicals " ) . In 1995, Waverly published 26 such periodicals.

In 1980 the Company published 36 periodicals compared to the current roster of 79 publications. Circulation of subscription based periodicals ranges from 500 for new or narrowly specialized publications to over 20,000 for leading publications in broader based disciplines. Approximately 20% of the subscribers are located in foreign countries.

Approximately 65% of the periodicals are published for subscribers in the fields of medicine, including disciplines such as obstetrics and gynecology, psychiatry, nephrology, urology, anesthesia and neurology. The remaining 35% of the publications are directed at the fields of allied health, including nursing, physical and respiratory therapy, audiology and chiropractic.

Historically, more than 75% of the subscribers to periodicals renew their subscriptions. The Company uses both direct mail campaigns as well as independent subscription agents throughout the world to secure renewals. At December 31, 1995 and 1994 the Company's paid subscriber base was approximately 385,000 and 377,000 respectively.

Revenues generated from periodical publishing come from three principal sources. Subscription fees account for approximately 60% of the total. Advertising revenues, principally from pharmaceutical and medical equipment manufacturers, contribute approximately 20% of the total. The remaining 20% is derived from sales of reprint articles, mail lists, annual bound volumes and special supplement insert issues from pharmaceutical firms. The Company publishes four periodicals ( commonly referred to as "controlled circulation" journals ) which rely entirely on advertising revenue for its income source.

B.  Book Publishing
- -------------------

1. General Information

The Company publishes and distributes world-wide over 1,300 titles to students, practitioners, institutions and health care firms. Although no firm industry statistics are available, the Company believes that it is one of the top ten medical book publishers in the world.

In the United States, the Company publishes principally under the name of Williams & Wilkins although certain other trade names are used where there is a strategic advantage to do so. Other tradenames used include Lea & Febiger, National Medical Series, and Stedman's Word Book Series. In Munich, Germany the Company owns a publishing firm which operates under the trade name Urban & Schwarzenberg.

The Company publishes approximately 45% of its titles for the student marketplace while the remaining 55% of titles are directed to medical practitioners and others engaged in the health care industry. Over the years the Company has successfully built a base of product that continues in updated revised editions. It is not uncommon for some titles to continue for 10-15 years and beyond its initial publication, particularly for subjects in basic sciences, atlases and dictionary books. In 1995 approximately 40% of the Company's book products have extended beyond the first edition life cycle.

The Company publishes approximately 900 English language books and 400 German language books. On average, the Company introduces annually 150 - 200 new titles or new editions of existing titles ( commonly referred to as frontlist titles ) . During the past three years, book publishing revenues consist of approximately 30% frontlist titles, 55% backlist titles and 15% from special sales to the pharmaceutical industry.

2.  Marketing & Distribution

In the United States the Company markets and distributes its publications through several sources including direct mail, telemarketing, field sales forces and independent distributors.

The Company promotes and distributes its English language products to international markets through a separate dedicated division. The division maintains offices in Baltimore, London, Paris, Buenos Aires , Hong Kong and Bangkok. In addition, the Company is a partner in two distribution companies located in Sydney, Australia , Tokyo, Japan.

The Company promotes and distributes German language publications through direct mail, bookstores, and commissioned sales agents. In addition, the Company owns a direct mail order firm in Munich, Germany which sells medical and scientific books of varied subject matter to professionals and non-professionals. The Company also operates a publishing firm in Wroclaw, Poland to translate both English and German language books into the local language.

The Company participates in a number of co-publishing ventures with foreign publishers located in South America, Europe, Asia and the Middle East to translate the Company's English language titles into local language. Under these arrangements the Company retains ownership rights to the translated titles. Separately, the Company also sells outright translation rights to certain book titles. At this time over 450 titles have been translated into non-English language versions.

C. Electronic Media Publishing
- ------------------------------
The Professional Learning System Division ( " PLS " ) publishes non-print products for use in education, training and productivity improvement for students and practitioners in nursing, medicine and professionals in health care related industries. Products are marketed under various the trade names including Williams & Wilkins , Medi-Sim, Stedman Words, and de'MEDICI.

Approximately 400 non-print products are sold in various types of formats including software, video, computer assisted instruction ( CAI ), interactive video disc and CD ROM formats.
The Company develops original products for electronic format and in certain cases will convert existing print product into electronic format for sale.

The Company also participates in certain development and distribution projects with other firms to share in technology and market expertise.

The Company believes that the non-print product demand will increase rapidly over the next several years . The Company believes it is a leader in the medical publishing industry for providing such non-print products.

D.  Competition in Medical Publishing
- -------------------------------------
Medical publishing is a highly competitive business. While there is no conclusive marketing data available to rely on, it is reasonable to ascertain that approximately 10 -15 medical publishing firms control over 70% of the global medical publishing marketplace. There are well over 100 smaller publishing firms that publish for a narrowly targeted audience of medical professionals.

Over the past twenty years a number of large publishing firms, not previously engaged in medical publishing, have entered the marketplace through the acquisitions of one or more medical publishing firms. The principal competitors of the Company are owned by larger corporations with substantial financial resources who engage in broad range of publishing activities.

The Company believes that it can compete effectively in the
current market environment.  Key competitive industry
capabilities continue to be the ability  (1) to correctly
identify educational, training , and other professional learning needs of the customer,  (2)  to attract quality authors and acquire and
develop valuable publication properties,   (3) to publish
products faster and cheaper, particularly through evolving
electronic processes, (4)  effectively   market and distribute
products throughout the world.

As is common in the publishing business, substantially all of the Company's books and periodicals are protected by copyrights.

                                 Employees
                                 ---------

As of  March 1, 1996, the Company had 651 employees.

Item 1.  Executive Officers of the Registrant
- ---------------------------------------------
Set forth below are the names, ages, titles and principal occupations during the past five years of the persons who serve as executive officers of the Company:



                           	     	       Position and Business Experience
     Name                    Age         During Past Five Years or More
- --------------------------------------------------------------------------
William M. Passano, Jr.      	67        	Chairman of the Board since 1988.
                                         Chief Executive Officer from 1971
                                         to 1991.  Director since 1965.
                                         Employed by the Company since 1955.

Edward B. Hutton, Jr.        	50        	President and Director since May,
                                         1988.  Chief Executive Officer
                                         since 1991.  From 1983 to 1988
                                         was President of Professional
                                         Information Group of Simon &
                                         Schuster, Inc.

Michael Urban                	56        	President of Urban & Schwarzenberg
                                         and Director since 1990.  Employed
                                         by the Company since the April
                                         1990 acquisition of Urban &
                                         Schwarzenberg.  From 1990 has been
                                         President, and Chief Executive
                                         Officer.

Arthur E. Newman             	47        	Employed by the Company since
                                         April, 1990 as Executive Vice
                                         President.  From 1986 through
                                         October, 1989 held various
                                         executive positions at
                                         Simon & Schuster, Inc. ending
                                         as Chief Operating Officer of
                                         Prentice Hall Information Services.
                                         This division was sold to Maxwell
                                         MacMillan in October 1989, where he
                                         continued in the same capacity until
                                         March, 1990.

Richard J. Perry             	50        	President, W & W Marketing Division
                                         since 1993. Executive Vice President
                                         of Lea & Febiger from 1991 to 1992.
                                         From 1989 to 1990 was Vice President
                                         and General Manager at Times Mirror,
                                         Canada.

George Stamathis 	            43        	President, Book Publishing since
                                         March, 1994.  From 1990 to 1994 was
                                         Vice President and Publisher of
                                         Medical Group at C.V. Mosby. From
                                         1989 to 1990 was Publisher of
                                         Medical Group at C.V. Mosby.

Alma J. Wills 	               48        	President, Periodical Publishing
                                         since 1986.  Vice President, Journal
                                         Development from 1984 to 1986.
                                         Employed by the Company since 1976.

Carolyn T. Donohue          	 58        	President, International Division
                                         since 1988.  Vice President,
                                         International Marketing from 1981 to
                                         1988.  Employed by the Company since
                                         1957.

Item 1. Continued
          	                              Position and Business Experience
     Name                    Age         During Past Five Years or More
- ----------------------------------------------------------------------------
E. Magruder Passano, Jr.    	 53       	 Vice Chairman, Secretary since
                                         April, 1990. Vice President,
                                         Administration and Corporate
                                         Secretary from 1971 to 1990.
                                         Director since 1972.  Employed by
                                         the Company since 1965.

E. Philip Hanlon             	47        	Vice President, Finance, since
                                         March, 1989 and Chief Financial
                                         Officer, since 1992.  Vice President,
                                         Marketing-Book division from 1987
                                         to 1989.  Controller from 1985
                                         to 1987.

Frederick Fusting            	45        	President, Professional Learning
                                         Systems Division appointed January
                                         1996.  Vice President, PLS Division
                                         from 1988 to 1995.  Employed by the
                                         Company since  1980.

Item 2.   Properties
- --------------------
In June 1995 the Company relocated it's corporate headquarters to Camden Yards South Warehouse located on 351 West Camden Street, Baltimore, Maryland 21201. Details of this lease between Waverly, Inc. and the Maryland Stadium Authority is incorporated by reference to Exhibit 10H filed with the 1994 Annual Report on Form 10-K. The previously owned locations in Baltimore were sold to the City of Baltimore.


As of December 31, 1995, the Company had leases at the following principal locations:

     Location               	Use        	Square Feet 	  Annual Cost      	Expiration
                                                          (000'S)           Dates
     --------                ---         ------------   -----------        ----------
Camden Yards South      Office Space       72,400      $607 in 1995          2005
 Warehouse                                             increasing to a
351 W. Camden Street                                   maximum of $1,182
Baltimore, Md. 21201    	                 	            in 2004.

Urban & Schwarzenberg - Office space,      35,500       594                  Various with
Europe                  Warehouse  and                                       earliest in
                        Bookstores 	                                         1999

Waverly Europe (London 	Office space       	4,000      	 90                  1997
and Paris)

Media, Pennsylvania    	Office space     	  7,500     	 141                 	1999

Waverly Info-Med       	Office space       	2,500       	72                  1996
Limited	Hong Kong

In addition to the leases referred to above, the Company or its subsidiaries have leases on space at various locations with a total annual rental of approximately $30,000.

Item 3.  Legal Proceedings
- ---------------------------
As of the date of this report, there were no material legal proceedings pending against the Company or any of its subsidiaries. No material lawsuits or proceedings were terminated in the fourth quarter of 1995.


Item 4.  Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

                              Part II

Item 5.  Market for the Registrant's Common Stock and Related
         Shareholder Matters
- -------------------------------------------------------------
The common stock of Waverly is traded on the over-the-counter market, with daily quotations reported in the NASDAQ quotation system. As of February 26, 1996, there were 4,443,419 shares outstanding (4,821,027 if adjusted for stock options exercisable within 60 days after the record date). 1,954,875, or 44.0%, are owned by members of the Passano family, 400,000 shares, or 9.0%, are owned by Michael Urban, and 248,500 shares, or 5.6%, are owned by various members of the Spahr family, all of whom participate in voting trusts with terms similar to those of the voting trust of certain members of the Passano family. There are 417 record holders of the common stock as of February 26, 1996. The following table sets forth the range of high and low prices of the Company's common stock, and the dividends paid in each of the four quarters of the last two years.

                     	1995                          		1994
            --------------------------      ---------------------------
Quarter	    High    	Low	    Dividends     	High	     Low	    Dividends
- -------     ----     ---     ---------      ----      ---     ---------
	First	   $ 34.00	 $ 26.25   	$ .11	      $ 20.25	  $ 17.00	    $ .11

Second	     37.00	   33.25	     .12	        19.25	    16.50	      .11

Third	      37.00	   34.75	     .12	        19.75	    17.25	      .11

Fourth	     46.75	   36.25     	.12	        27.00	    17.00	      .11
           ------   ------    -----       -------    ------     -----
	Year	    $ 46.75	 $ 26.25	   $ .47	      $ 27.00	  $ 16.50	    $ .44
          =======  =======    =====       =======   =======     =====

Item 6.  Selected Financial Data
- ---------------------------------

Key Financial Data Five-Year Financial History*
(in thousands of dollars except ratios and per share amounts)

Year Ended December 31,	            1995	      1994        1993     	 1992   	     1991
- -----------------------             ----       ----        ----       ----         ----
Income Statement Data:

 Revenues                     	$ 156,078  	$ 131,914  	$ 121,684  	$ 124,614  	$ 111,586

 Income (loss) from
  -continuing operations           5,305       4,888      (2,615)      2,766	        851

 Discontinued printing
  operations	                          -        (228)	       607	      1,999	      2,530

 Effect of changes in
  accounting principles 	              -	           -	          -	    (4,873)          -

 Net income (loss)                	5,305	       4,660	     (2,008)	     (108)	     3,381
- -----------------------------------------------------------------------------------------
Data Per Common Share:

 Income (loss) from
  -continuing operations 	     $    1.15   $     1.12	  $    (.60)  $    .64   $     .20

 Discontinued printing
  operations	                          -	        (.05)	       .14	       .46	        .58

 Effect of changes in
  accounting principles	               -            -	          - 	    (1.13)	         -

 Net income (loss)                 	1.15        	1.07        (.46)	     (.03)	       .78

 Shareholders' equity
  (book value)                    	11.26        10.17	       9.26	     10.31	      10.97

 Cash dividends paid	                .47	         .44	        .44	       .41	        .40

Average common shares (thousands) 	4,422       	4,360      	4,337	     4,328	      4,330
- ----------------------------------------------------------------------------------------
Balance Sheet Data:

 Total assets	                 $ 128,199	   $ 123,003  	$ 116,317	 $ 114,823	  $ 111,174

 Investment in discontinued
  printing operations	                 -	       1,000	      2,903	    18,460	     18,016

 Working capital	                 22,211	      25,832     	26,495    	34,777	     28,904

 Current ratio                      	1.4         	1.5        	1.5       	1.8       	 1.7

 Long-term debt	                   3,680       	7,348      	8,435    	10,892    	 12,247

 Shareholders' equity	            49,896      	44,444     	40,298    	44,625   	  47,435
========================================================================================


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
- ----------------------------------------------------------

Results of Operations
- ---------------------
In 1995, the Company's earnings improved significantly over 1994. While 1994 was a rebound year from the loss recorded in 1993 following the sale of the Printing Division, 1995 reflects the full year impact of restructuring initiatives started two years ago to streamline publishing operations and expand new product development. In 1995, revenues and earnings were at record levels. Growth in both domestic and international markets was spurred by a 15% increase in the number of new publications while indirect costs of doing business grew at a slower rate. As a result, operating profit margins nearly doubled from the prior year.

From late 1994 and in 1995, the Company invested approximately
$8.0 million to acquire three companies and two publications that will broaden its customer base and expand its international operations.

The Company continues to enjoy a strong foothold in the global health care publishing marketplace. While year-to-year introductions of new products tend not always to move in even patterns, the Company expects in 1996 to show continued revenue and income growth, albeit not at the rate enjoyed in 1995.

1995 COMPARED WITH 1994
- -----------------------
Company revenues for 1995 totaled $156.1 million, an increase of $24.2 million, or 18%, compared with 1994. The Company's three major business segments all produced increases over the prior year. Book Publishing revenues were $98.0 million in 1995 compared with $78.7 million in 1994, an increase of 24%. Growth in revenues was spurred by a greater number of new products published, 229 compared with 181 titles published in 1994. In particular, the Company published the 26th edition of the classic Stedmans Medical Dictionary, one of its all-time best sellers, which produced revenues in excess of $2.0 million. Acquisitions in late 1994 and during 1995 added $4.0 million dollars to revenues. International sales, which provide nearly 60% of book revenues, rose 29% over the prior year. Export sales of English language books increased 16% and sales of German language books climbed 34%. Currency valuations in European operations inflated year-to-year comparisons by approximately 5%.

Periodical Publishing revenues were $52.1 million in 1995 compared with $48.2 million in 1994, an increase of 8%. The Company published 77 periodicals in 1995 compared with 72 in 1994. Circulation, a measurement of the health of the portfolio, increased 6% over the prior year. The increase in revenue came mainly from the addition of 5 new publications and a 13% increase in advertising-related business. Professional Learning Systems Division (PLS) (formerly Electronic Media) revenues in 1995 increased 19% over 1994. Gains in revenues came from new software products and new releases of previously successful products and the partial year inclusion of de'Medici, a hospital-based interactive training system.

Cost of sales was $94.4 million in 1995 compared with $82.4 million in 1994, an increase of 15%. As a percentage of sales, costs were 60.5% in 1995 and 62.5% in 1994. Cost margins for Book Publishing were 58.6% in 1995 compared with 61.4% in 1994. Improvements were achieved through more stringent and competitive pricing for manufacturing services and efficiency gains from greater output. Periodical Publishing cost margins were 69.9% in 1995 compared with 68.2% in 1994. Paper price increases during the first half of the year was the principal factor in the year-to-year change. PLS cost margin was 46.7% in 1995 compared with 49.8% in 1994.

Selling and distribution expenses were $36.7 million in 1995 and $29.8 million in 1994, an increase of 23%. As a percentage of sales, expenses were 23.5% in 1995 and 22.5% in 1994. Expenses increased because of planned expansion in the marketing and sales forces, new investments in customer service systems, and higher promotion expenditures for the heavy fourth quarter publication schedule, which should benefit future periods.

General and administrative expenses were $12.3 million in 1995 and $12.1 million in 1994. As a percentage of sales, expenses were 7.9% in 1995 and 9.2% in 1994. Expenses grew slower than the rate of sales increase due to the full-year impact of staff reductions initiated in 1994, lower health care costs per employee, and the benefit of economic efficiencies attributed to the higher volume of business.

Other income was $1.35 million in 1995 and $1.32 million in 1994. Interest earned on invested cash was down from the prior year due to use of cash for acquisitions. Miscellaneous income from various other sources including rental income and management fees increased over last year. Interest expense was $1.2 million for both years. Interest on long-term debt decreased due to principal repayments but additional interest was paid on completion of prior-year tax audits.

Equity in earnings of affiliated entities was $316,000 in 1995 compared with $2.8 million in 1994. Included in last year's earnings was a gain of approximately $2.5 from the sale of a 48% minority-owned investment in Urban & Vogel, a German language, controlled circulation magazine publisher.

Income taxes were $2.6 million in 1995 and $1.2 million in 1994.
The effective tax rate was 33.9% in 1995 and 35.0% in 1994.

Income from continuing operations was $5.3 million, or $1.15 per share, in 1995 compared with $4.9 million, or $1.12 per share, in 1994. Excluding the effect of Urban & Vogel, discussed previously, earnings in 1994 were $0.62 per share. The significant year-to-year increase in the ongoing operations of the Company is a result of initiatives taken over the past two years to expand new product introductions, further penetrate foreign markets, and increase operating efficiencies.

During 1994 the Company recorded an additional charge of $228,000, or $0.05 per share, to discontinued operations to reflect the final measurement of the loss on the 1993 sale of the Printing Division.

Net income was $5.3 million, or $1.15 per share, in 1995 compared with $4.7 million, or $1.07 per share, in 1994.

1994 COMPARED WITH 1993
- -----------------------
Revenues in 1994 were $131.9 million compared with $121.7 million in 1993, an increase of 8.4%, or $10.2 million. Global
Book Publishing sales increased $9.2 million over 1993, representing 90% of the increase. Approximately $5.0 million, or 54%, of the global Book Publishing increase comes from the Company's German subsidiary, Urban & Schwarzenberg, due mainly to more new titles published during 1994 than published during 1993. An additional $1.4 million, or 15%, of the increase came from the Company's international export markets, particularly through the Company's European subsidiary, Waverly Europe, which also benefited from the recorded revenues from the recently acquired French publisher, Editions Pradel. The remaining $2.8 million, or 31%, of the total book sales improvement came from domestic operations, owing to a stronger publication schedule. Electronic media sales increased $0.8 million, or 19.4%, over a year ago due to a greater number of new software and video products introduced during the year. The remaining $0.2 million of the overall Company sales increase came from Periodical Publishing. Subscription-based products continued to expand but were offset by the continued softness in pharmaceutical advertising revenue.

Cost of sales were $82.4 million in 1994 compared with $77.6 million in 1993, an increase of 6% compared with the revenue increase of 8.4%. The cost of sales as a percentage of net sales was 63% in 1994 compared with 64% in 1993. The profit margins in both Periodical Publishing and electronic media are unchanged compared with those in 1993. The profit margins in global book publishing improved across the board. Production efficiencies are being realized from cost savings from the restructuring, a higher volume of sales, and improved margins on European sales.

Selling and distribution costs were $29.8 million in 1994 compared with $29.4 million in 1993, an increase of 1%. As a percentage of sales, selling and distribution expenses have reduced to 22.5% in 1994 compared with 24.1% a year ago. The margin improvement is from savings associated with the restructuring plan implemented in 1993 and lower direct promotion expenses.

General and administrative expenses were $12.1 million in 1994 compared with $10.3 million a year ago, an increase of 18%. As a percentage of sales, general and administrative costs were 9.2% in 1994 compared with 8.4% in 1993. Incentive compensation expenses of $1.2 million were awarded in 1994 to corporate and Book Publishing groups not awarded in 1993. In addition, bad debt expense and noncapitalizable costs associated with installing a new customer fulfillment system contributed to the increase in total expenses.

Depreciation and amortization costs in 1994 were $4.5 million compared with $4.1 million a year ago, an increase of approximately 5%. The increase was due mainly to higher depreciation from computer equipment purchases. Amortization charges were down slightly from a year ago. Additional amortization associated with the recent acquisitions has been offset by the expiration of amortization from earlier acquisitions.

Total other income and expense netted to $126,000 of income in 1994 compared with $488,000 of expense in 1993, a change of $614,000. This improvement was due mainly to higher investment income and debt reduction due to the cash generated from the sale of the Printing Division. In addition, the Company benefited during the fourth quarter of 1994 from the cash generated from the sale of the minority interest in Urban & Vogel.

Equity in the earnings of affiliated entities was $2.8 million of income compared with losses of $0.4 million, an improvement of $3.2 million. $2.5 million of the improvement comes from the net gain on the sale of the Company's 48% minority interest in Urban & Vogel, a German language, controlled circulation magazine publisher. The balance of the$0.7 million improvement was from higher earnings from minority-owned affiliates in Germany, South America, and the Far
East.

Income (loss) from continuing operations in 1994 was $4.9 million, or $1.12 per share, compared with a loss of $2.6 million, or $0.60 per share, in 1993. As discussed above under Results of Operations, the $7.5 million improvement in earnings is due principally to three factors. Core publishing earnings rose $2.1 million, owing to higher global book publishing sales with added benefit from manufacturing efficiencies and cost savings from the restructuring plan. Earnings from minority interest in foreign affiliates rose $3.2 million, including a $2.5 million gain from the sale of Urban & Vogel, previously discussed. Finally, in 1993 the Company took a one-time after-tax charge of $2.2 million to recognize costs associated with the publishing group consolidation and facility relocation.

During 1994, the Company recorded to discontinued operations an additional loss of $228,000, or $.05 per share, to reflect final measurement of the sale.

Net income was $4.7 million, or $1.07 per share, compared with a net loss of $2.0 million, or ($0.46) per share, a year ago. 1993 included publishing losses of $2.6 million offset by $0.6 million of discontinued operation earnings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Cash and cash equivalents were $4.6 million at December 31, 1995 compared with $9.6 million and $5.4 million at December 31, 1994 and 1993, respectively. In 1995, net income adjusted for noncash items was $12.0 million compared with $5.4 million in 1994 and $3.1 million in 1993. Cash generated in 1995 was used to support continuing operations. Working capital, excluding cash, increased $11.5 million, principally to support a higher level of inventory resulting from a greater number of titles published in 1995, particularly in the fourth quarter of the year. In addition, receivables increased $3.1 million due to an 18% increase in year-to-year sales.

The Company's financing and investing activities generated approximately $11.3 million of cash. Cash was generated from the liquidation of $9.3 million of short-term marketable securities, $1.1 million through exercise of stock options, and $1.0 million from the final installment payment on the Printing Division sale consummated in 1993. The cash was used to acquire business and publishing properties amounting to $6.3 million, purchase property and equipment of $4.9 million including $1.9 million spent on building and office furnishings for the Company's new corporate headquarters, pay dividends of $2.1 million, and reduce bank debt by $3.2 million.

The Company maintains bank lines of $39.0 million worldwide.
There were short-term borrowings of $0.2 million at year end, leaving a borrowing capacity of $38.8 million at December 31, 1995. The Company expects the bank lines to be sufficient to finance operating activities in 1996 with a minimal short-term borrowing balance at December 31, 1996. In addition, the Company will retire $3.8 million of its long-term debt during 1996. The
Company guarantees various lines of credit, not to exceed $0.4 million for the jointly owned affiliate, Mosby-Williams & Wilkins Pty., Ltd.

At December 31, 1995, the Company has recorded deferred tax assets amounting to $6.4 million, due primarily to postretirement benefit obligations and future inventory-related deductions. Based on the Company's long-term earnings record and projected future earnings, the deferred tax asset was recorded free of any valuation allowance.

In 1996 the Company expects to invest $1.5 million for capital expenditures, principally computer equipment and related software, and $2.5 million for electronic product development. In addition, the Company will likely appropriate $3.0 to $5.0 million for as yet unidentified acquisitions of publishing properties and businesses during 1996.

In 1996 the Company expects cash flow from operations to be adequate to fund capital investments, dividend payments, and scheduled long-term debt retirements.

Item 8. Financial Statements and Supplementary Data
- ----------------------------------------------------

                     Report of Independent Accountants

The Board of Directors and Shareholders of Waverly, Inc.

We have audited the accompanying consolidated balance sheet of Waverly, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Waverly, Inc. and subsidiaries as of December 31, 1994 and for the years ended December 31, 1994 and 1993 were audited by other auditors, whose report, dated February 22, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waverly, Inc. and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


Baltimore, Maryland  				             Coopers & Lybrand L.L.P.

February 1, 1996

                    Report of Independent Accountants

To the Shareholders and Board of Directors of Waverly, Inc.

In our opinion, the consolidated financial statements and financial statement schedules listed under Part IV item 14 for 1994 and 1993 present fairly, in all material respects, the financial position of Waverly, Inc. and its subsidiaries at December 31, 1994, and the results of their operations and their cashflows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Baltimore, Maryland
February 22, 1995

- -----------------------------------------------------------------------------

                              Waverly, Inc.
                        Consolidated Balance Sheets
                        (in thousands of dollars except per share amounts)
At December 31,	                                                   1995	         1994
- ----------------                                                   ----          ----
                   ASSETS
Current assets
	Cash and cash equivalents	                                 $     4,580	  $     9,602
	Investments in marketable securities		                               -         9,282
	Accounts receivable, less allowance for doubtful accounts
	 ($796 and $746, respectively)	                                 37,730	       32,821
	Inventories	                                                    31,531       	23,921
	Current deferred taxes	                                          3,042	        2,744
	Other current assets	                                            1,053        	2,017
                                                            ------------  ------------
Total current assets	                                            77,936  	     80,387

Property and equipment
	Land	                                                              849	        1,193
	Buildings and improvements	                                      2,549	        6,048
	Office and computer equipment	                                  11,713	       14,608
                                                            ------------  ------------
                                                              			15,111  	     21,849
	Less:  accumulated depreciation	                                (5,811)	     (15,351)
                                                            ------------  ------------
Net property and equipment	                                       9,300	        6,498



 Intangible assets (Note 4)	                                     26,132	       21,834
	Electronic product development costs	                            2,908	        2,253
	Investments in affiliated entities	                              2,438	        2,177
	Prepaid pension	                                                 5,967	        5,179
	Deferred taxes	                                                  3,371	        3,792
	Other assets	                                                      147	          883
                                                             -----------  ------------
Total assets	                                                 $ 128,199	    $ 123,003



      LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
	Line of credit borrowings	                                   $     200	    $   1,160
	Current portion of long-term debt	                               3,790	        2,400
	Accounts payable	                                               16,092	       13,530
	Accrued expenses	                                                6,674   	     7,723
	Royalties payable	                                               9,491	        7,950
	Unearned subscription revenues	                                 15,177	       17,260
	Income taxes payable	                                            3,109	        3,578
	Current deferred taxes	                                          1,192	          954
                                                              ----------    ---------
Total current liabilities	                                       55,725	       54,555

	Long-term debt	                                                  3,680	        7,348
	Unfunded pension obligation	                                     3,447	        3,058
	Postretirement benefit obligation	                              11,691	       11,435
	Deferred taxes	                                                  2,836	        1,414
	Other liabilities	                                                 924	          749
                                                              ----------    ----------
Total liabilities	                                               78,303	       78,559

Commitments and contingencies
Shareholders' equity
	Preferred stock 500,000 shares authorized; none issued
	Common stock $2 par value; 12,000,000 shares authorized,
		4,432,984 and 4,370,598 shares issued and outstanding,
  respectively	                                                   8,866	        8,741
	Additional paid-in capital	                                     11,943	       10,595
	Retained earnings	                                              27,883	       24,659
	Foreign currency translation adjustment	                         1,204	          449
                                                              ----------    ----------
Total shareholders equity	                                       49,896	       44,444
                                                              ----------    ----------
Total liabilities and shareholders equity	                    $ 128,199	    $ 123,003
======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 Waverly, Inc.
                    Consolidated Statements of Operations
                    (in thousands of dollars except per share amounts)
For the year ended December 31,	                       1995	       1994	       1993
- -------------------------------                        ----        ----        ----
Revenues	                                         $ 156,078	  $ 131,914	  $ 121,684

Costs and expenses
  Cost of sales 	                                    94,439	     82,399	     77,616
  Selling and distribution	                          36,694	     29,761	     29,353
  General and administrative	                        12,257	     12,119	     10,274
  Depreciation and amortization	                      5,292	      4,479	      4,108
  Restructuring and facility relocation charges 	         -           -   		  3,572
                                                  ---------   ---------   ---------
Total operating expenses	                           148,682	    128,758	    124,923
                                                  ---------   ---------   ---------
Operating income (loss)	                              7,396	      3,156	     (3,239)

Other income (expense)
 Investment income	                                   1,355	      1,323	        889
 Interest expense	                                   (1,201)	    (1,197)	    (1,377)
                                                   ---------  ----------  ----------
Total other income (expense)	                           154	        126	       (488)
                                                   ---------  ----------  ----------
Income (loss) from continuing operations
 before income taxes and earnings of affiliated
 entities	                                            7,550	      3,282	     (3,727)

Income tax (expense) benefit	                       ( 2,561)	    (1,150)	     1,521
Equity in the earnings (losses) of affiliated
 entities, including net gain on sale of
 Urban & Vogel of $2,485 in 1994                       	316	      2,756	       (409)
                                                   ---------  ----------  ----------
Income (loss) from continuing operations	             5,305	      4,888	     (2,615)

Discontinued printing operations:
  Earnings from printing operations, net of
  income tax expense of $1,016                            -           -     		1,660
Loss on sale of printing operations, net of
 income tax benefit of $139 and $645, respectively        -   		   (228)	    (1,053)
                                                  ----------  ----------   ---------
Net income (loss)	                                $   5,305	  $   4,660	   $ (2,008)
====================================================================================
Earnings (loss) per common share:
Income (loss) from continuing operations	         $    1.15	  $    1.12	   $  (0.60)
Discontinued printing operations:
 Earnings from printing operations, net of
  income taxes		                                          -           -      	 0.38
Loss on sale of printing operations, net of
 income tax benefit	                                      -      	(0.05) 	    (0.24)
                                                  ---------   ----------   ---------
Net income (loss)	                                 $   1.15	   $   1.07	   $  (0.46)
=====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                Waverly, Inc.
                 Consolidated Statements of Shareholders Equity
                 (in thousands of dollars except per share amounts)
For the three years ended December 31, 1995
- -------------------------------------------
                                                 		Additional          		 Currency
                                          	Common   	Paid-in	  Retained	  Translation
                                           	Stock	   Capital   Earnings	  Adjustment	    Total
                                           ------  ----------  --------   -----------    -----
Balance, December 31, 1992	                $ 8,662	 $ 10,008	 $ 25,832	   $   123	     $ 44,625
 Net loss			                                                    (2,008)		                (2,008)
 Cash dividends $.44 per share	                 		              (1,907) 	                (1,907)
 Exercise of stock options	                     37	      240			                             277
 Common stock issued for director fees	          4	       36			                              40
 Foreign currency translation adjustment				                                 (729)	        (729)
- ------------------------------------------------------------------------------------------------
Balance, December 31, 1993	                  8,703	   10,284	   21,917	      (606)       40,298
Net income			                                                    4,660		                  4,660
Cash dividends $.44 per share		                                 (1,918) 	                (1,918)
Exercise of stock options	                      34	      272			                             306
Common stock issued for director fees	           4	       39			                              43
Foreign currency translation adjustment				                                 1,055	        1,055
- ------------------------------------------------------------------------------------------------
Balance, December 31, 1994	                  8,741	   10,595	   24,659	       449	       44,444
Net income			                                                    5,305		                  5,305
Cash dividends $.47 per share			                                (2,081) 	                (2,081)
Exercise of stock options	                     122	      937			                           1,059
Common stock issued for director fees	           3	       47			                              50
Tax benefits related to exercise of stock
 options	                                               	364			                             364
Foreign currency translation adjustment				                                   755	          755
- ------------------------------------------------------------------------------------------------
Balance, December 31, 1995	                $ 8,866	 $ 11,943	 $ 27,883	   $ 1,204	    $  49,896
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


                                  Waverly, Inc.
                     Consolidated Statements of Cash Flows
                         (in thousands of dollars)

For the year ended December 31, 	                                1995	     1994	      1993
- -------------------------------                                  ----      ----       ----
Cash flows from operating activities
Net income (loss)	                                            $ 5,305	   $4,660	   $(2,008)
Adjustments to reconcile net income (loss) to
 net cash from operating activities
	Discontinued printing operations		                                 -       228	      (607)
	Postretirement benefit obligation	                               256	      386	       722
	Equity in the (earnings) losses of affiliated entities,
  including net gain on sale of Urban & Vogel of $2,485 in 1994	 (316)	  (2,756)	      409
	Depreciation and amortization	                                 5,292	    4,479	     4,108
	Deferred income taxes	                                         2,229	     (979)	     (956)
	Net periodic pension credit	                                    (788)	    (659)	     (231)
	Write-down of property and equipment	                             71		       -      1,700
Change in assets and liabilities, adjusted for
 the effect of acquisitions
	Accounts receivable	                                          (3,098)	     266	    (3,936)
	Inventories	                                                  (7,173)	  (1,786)	     (326)
	Prepaid expenses	                                                 36	    1,134	      (539)
	Accounts payable                                              	1,749	   (1,850)	    2,836
	Accrued expenses	                                             (1,522)	     391	     3,501
	Income taxes payable	                                           (193)	   3,578	         -
	Royalties payable	                                             1,541	    1,218	        73
	Unearned subscription revenues	                               (2,618)	    (725)	      307
	Other long-term liabilities	                                     175		       -          -
- --------------------------------------------------------------------------------------------
Net cash provided by continuing operations	                       946	    7,585	     5,053

Net cash (used in) discontinued printing operations			              -         -     (1,011)
- --------------------------------------------------------------------------------------------
Net cash provided by operations	                                  946	    7,585	     4,042
- --------------------------------------------------------------------------------------------
Cash flows from investing activities
	Proceeds from sale of Urban & Vogel		                              -     4,202	         -
	Proceeds from sale of discontinued operations	                 1,000	    2,903	     14,500
	Purchase of property and equipment	                           (4,862)	  (3,481)	    (1,332)
	Acquisition of businesses and publishing properties	          (6,269)	  (4,751)	    (3,477)
	Capitalized electronic product development costs	             (1,396)	  (1,411)	    (1,172)
	Decrease (increase) in investments in affiliated entities        310	      431	       (122)
	Proceeds from sale of marketable securities	                  10,312	   16,900	      8,500
	Purchases of marketable securities	                           (1,000)	 (15,032)	   (14,650)
- --------------------------------------------------------------------------------------------
Net cash flows provided by (used in) investing activities	     (1,905)	    (239)	     2,247
- --------------------------------------------------------------------------------------------
Cash flows from financing activities
	Net borrowings (payments) under short-term lines of credit	     (960)	    (386)	       215
	Proceeds from issuances of long-term debt		                        -     1,300	          -
	Repayment of long-term debt	                                  (2,278)	  (2,446)	    (1,411)
	Common stock dividends paid	                                  (2,081)	  (1,918)	    (1,907)
	Proceeds from exercise of stock options	                       1,059	      306	        277
- --------------------------------------------------------------------------------------------
Net cash flows (used in) financing activities	                 (4,260)	  (3,144)	    (2,826)


Net increase (decrease) in cash and cash equivalents	          (5,219)	   4,202	      3,463
Effect of exchange rates on cash and cash equivalents	            197	       13	        (65)
Cash and cash equivalents beginning of year	                    9,602	    5,387	      1,989
- --------------------------------------------------------------------------------------------
Cash and cash equivalents end of year	                        $ 4,580	  $ 9,602	    $ 5,387
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Note 1  Business Operations
- ---------------------------
Waverly and its subsidiaries (the Company) are worldwide publishers of print and electronic media in the fields of medicine, allied health, and related health care disciplines.
Products are distributed worldwide and the Company has operating offices in the United States and foreign locations.

Note 2  Summary of Significant Accounting Policies
- -------------------------------------------------------------

	Principles of Consolidation
 ---------------------------
The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Three of the Company's majority-owned subsidiaries have a November 30 year end. Investments in companies where Waverly has less than a 50% interest but can exercise significant influence are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. All acquisitions of business and publishing properties have been accounted for using the purchase method of accounting.

	Accounting Estimates
 --------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

	Reclassifications
 ------------------
Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current years presentation, and discontinued operations have been separately identified for all periods presented.

	Revenue Recognition
	-------------------
Sales include the publication of books and periodicals for which sales and related cost of sales are recognized when the book or periodical issue is shipped to the customer. Over-copies of a periodical issue are carried in inventory at no cost since the entire manufacturing cost of a periodical issue is charged to cost of sales when the issue is shipped. Subscription payments received are deferred and recorded as income in the period in which the related issue is shipped.

	Cash Equivalents
	----------------
Cash equivalents consist of all highly liquid instruments with original maturities of three months or less. The cost of these investments is equivalent to fair value.



	Investments in Marketable Securities
	------------------------------------
The Company has invested its excess cash generally in short-term, highly liquid municipal instruments that are highly rated. The Company's securities are held for an unspecified period of time and may be sold to meet liquidity needs. The securities included as cash equivalents and marketable securities are considered as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Amortized costs of marketable securities approximates market, therefore, no adjustment has been made to shareholders equity as a result of changes in market value to these securities.

	Inventories
 -----------
Inventories are valued at the lower of cost or market. Two methods of determining costs are used: last-in, first-out (LIFO) for domestic inventories and first-in, first-out (FIFO) for foreign inventories. Such costs include raw materials and subcontract composition and printing.

	Property and Equipment
	----------------------
Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses are included in the determination of income.

Depreciation is computed by the straight-line method based on the estimated service lives of the assets. Service lives range from 10 to 35 years for buildings and improvements and from 2 to 10 years for computers, software, and equipment. Depreciation charged to operations amounted to $2,296,000, $2,112,000, and $1,897,000, for 1995, 1994, and 1993, respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of, effective January 1, 1996. The standard requires the Company to review long-lived assets for the impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement is not expected to have a material impact on the Company's financial statements.

	Investment in Affiliated Entities
	---------------------------------
The Company has noncontrolling equity interests in various affiliated entities. The equity method of accounting is used for these investments.

	Electronic Product Development Costs
	------------------------------------
Electronic product development costs are capitalized when incurred. Capitalization of electronic product development costs begins upon the establishment of product feasibility. The establishment of product feasibility and the ongoing assessment of recoverability of capitalized electronic product development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated useful life and changes in technology.

Amortization of capitalized electronic product development costs is provided on a product-by-product basis using the straight-line method over the estimated useful life of the product. Amortization charged to operations amounted to $802,000, $761,000, and $558,000, for 1995, 1994, and 1993,
respectively.

	Intangible Assets and Goodwill
	------------------------------
Subscription lists and noncompete agreements arising from acquisitions are amortized on a straight-line basis over their estimated useful lives, periods ranging from 5 to 10 years. Amortization charged to operations amounted to $310,000, $332,000, and $460,000, for 1995, 1994, and 1993, respectively.

Publication agreements represent the fair value of the rights to publish certain valuable publication titles acquired outright and in business combinations. The agreements are amortized on a straight-line basis over the periods benefitted, ranging from 10 to 40 years. Amortization charged to operations amounted to $1,456,000, $1,114,000, and $1,020,000, for 1995, 1994, and
1993, respectively.

Goodwill represents the cost in excess of fair value of the net tangible and identifiable intangible assets of companies acquired in business combinations. Goodwill is amortized on a straight-line basis over the periods benefitted not exceeding 40 years. Amortization charged to operations amounted to $318,000, $143,000, and $149,000, for 1995, 1994, and 1993, respectively.

The recoverability of publication agreements, goodwill, and other intangible assets is assessed periodically and whenever adverse events or changes in circumstances or business climate indicate that previously anticipated cash flows warrant a reassessment. When such reassessments indicate the potential of impairment, all business factors are considered and, if such assets are not likely to be recovered from future operating cash flows, they are written down to recoverable value for financial reporting purposes.

	Concentrations of Business Risk
	-------------------------------
Other than accounts receivable from major U.S. medical book distributors, which amounted to $11,175,000 and $9,369,000 at December 31, 1995 and 1994, respectively, the Company is not subject to any significant credit risk from concentrations of receivables or other assets in a particular customer group or industry segment. The Company's products and services are used generally by health care professionals and professional societies throughout the world. In conjunction with the 1993 sale of the Printing Division, the Company entered into a long-term contract with the purchaser to provide a substantial portion of all printing services for its periodicals. Such services are performed at two separate facilities. The Company believes that, in the event of disruption of services, work in progress could be transferred to other facilities without lengthy interruption of production.

	Earnings (Loss) Per Common Share
	--------------------------------
The computation of earnings (loss) per common share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The number of weighted average shares used in computing the earnings (loss) per share was 4,622,647, 4,359,653, and 4,337,498, for 1995,
1994, and 1993, respectively. Earnings (losses) assuming full dilution were not significantly different from the primary amounts.

	Income Taxes
	------------
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

	Foreign Currency
	----------------
The assets and liabilities of the Company's foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated at current rates of exchange. Income and expense items are translated at the weighted average exchange rate for the year. The resulting foreign currency translation adjustments are recorded directly into the foreign currency translation component of shareholders equity. Gains and losses from transactions denominated in foreign currencies are reflected in operations.

Note 3  Investments in Affiliated Entities
- ------------------------------------------
The Company has noncontrolling interests in various affiliated entities. The more significant investments are in Japan, Australia, and Germany.

Effective October 26, 1994, the Company sold its interest in Urban & Vogel GmbH (U&V), a 48%-owned publisher of advertising-supported medical journals. As a result of this sale, the Company recorded a gain of $2,485,000, net of tax. The Company's equity in the losses of U&V for the period up to the effective date of the sale has been recorded in the equity in the earnings (losses) from the affiliated entities portion of the Consolidated Statements of Operations.

Equity in the earnings (losses) of affiliated entities consists of the following:


(in thousands)	                          1995	         1994         1993
- -----------------------------------------------------------------------------
Equity in earnings (loss)
Verlegerdienst Mnchen
 (Germany)	                             $ 215	        $ 309	       $ 146
Mosby-Williams & Wilkins
 Pty., Ltd. (Australia)	                   37	           54	         (12)
Igaku-Shoin MYW, Ltd.
 (Japan)	                                 100	           77	          12
Waverly Hispanica S.A.
 (Argentina)	                              25	          125	          15
Info-Med Ltd. (Hong Kong)		                 -            15            -
Quality Medical Publishing
 (United States)	                         (61)	         (11)	       (168)
- -----------------------------------------------------------------------------
Subtotal                	                 316	          569	          (7)
Urban & Vogel (Germany)
 Operational (losses) 		                    -          (298)	       (402)
 Gain on sale 		                            -         2,485	           -
- -----------------------------------------------------------------------------
Total equity in earnings (loss)	        $ 316	      $ 2,756	       $(409)
=============================================================================

Note 4  Intangible Assets
- -------------------------
Intangible assets are stated at cost net of accumulated amortization and consisted of the following at December 31:

(in thousands)	                                     1995	         1994
- -----------------------------------------------------------------------------
Goodwill	                                        $ 9,083	      $ 6,717
Publication agreements	                           15,698	       13,758
Subscription lists and
 noncompete agreements	                            1,351	        1,359
- -----------------------------------------------------------------------------
Total	                                          $ 26,132	     $ 21,834
=============================================================================


Note 5  Restructuring and Facility Relocation Charges
- -----------------------------------------------------
During 1993, management decided to strategically consolidate certain functions within the publishing and corporate operations that resulted in a reduced workforce and to relocate its facilities. Accordingly, the Company incurred a one-time charge to operations of $3,572,000 primarily related to employee separation costs and disposition of previously owned facilities. The unpaid portion of these charges amounted to $534,000 and $858,000 at December 31, 1995 and 1994, respectively. The balance at December 31, 1995 consists of employee separation agreements to be paid through the year 2000.

Note 6  Inventory
- ---------------------
Inventories at December 31 consist of the following:


(in thousands)	                             1995	                  1994
- -----------------------------------------------------------------------------
Finished goods	                         $ 23,852	              $ 17,464
Work-in-process	                           7,296	                 6,067
Raw materials	                               383	                   390
- -----------------------------------------------------------------------------
	                                       $ 31,531	              $ 23,921
=============================================================================

If the FIFO method of inventory had been used by the Company for domestic inventory, the carrying value would have been $49,000 higher than reported at December 31, 1995 and $342,000 lower than reported at December 31, 1994.

The Company regularly reviews its medical book inventories on a title-by-title basis for salability. The cost of those books determined to have impaired or no sales value is charged to income in the period of determination. Charges to income amounted to $2,422,000, $2,105,000, and $2,037,000, for 1995,
1994, and 1993, respectively.


Note 7  Debt
- ------------
The Company maintains uncollateralized lines of credit borrowing arrangements of $39,000,000 with various banks. In 1995, interest rates under these agreements ranged from 7.1% to 7.5%. At December 31, 1995 and 1994, unused bank lines of credit amounted to approximately $38,800,000 and $37,840,000, respectively. There are no compensatory balance arrangements or commitment fees in connection with these arrangements.


Long-term debt at December 31 consists of the following:


(in thousands)	                             1995	               1994
- -----------------------------------------------------------------------------
Term loans	                               $7,366	             $9,651
Related party note 8%	                       104	                 97
- -----------------------------------------------------------------------------
	                                          7,470	              9,748
Less current maturities	                  (3,790)	            (2,400)
- -----------------------------------------------------------------------------
Long-term debt	                           $3,680	             $7,348
=============================================================================

The Company has an uncollateralized senior term loan with a lending institution that requires quarterly interest payments at an interest rate of 9.09% per annum. The principal is payable in ten semiannual payments of $1,200,000, which started in September 1993. The provisions of the financing agreement include restrictions, without prior written consent, to incur additional borrowings, sell assets, pay cash dividends, repurchase the Company's common stock, and enter into a merger or consolidation with another company. In addition, the financing agreement includes prepayment penalties. The Company's German subsidiary has a loan of $1,390,000 with a lending institution at an annual rate of 5.9%. The loan is collateralized by Company-owned real estate with a fair market value in excess of the principal. The loan is due to be paid in one installment on December 31, 1996. Estimated fair values of debt obligations approximate the carrying value at December 31, 1995 and 1994, respectively.

The related party note of $104,000 is due upon notice of one year. Long-term debt maturities, not including the related party note, in each of the three years subsequent to December 31, 1995, are $3,790,000 in 1996, $2,400,000 in 1997, and $1,200,000
in 1998.

The Company guarantees various lines of credit not to exceed $400,000 for the affiliate, Mosby-Williams & Wilkins Pty., Ltd.

Cash outflows from operating activities include interest paid of $1,201,000, $1,197,000, and $1,377,000, for 1995, 1994, and
1993, respectively.


Note 8  Income Taxes
- --------------------------
Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions:



(in thousands)	                   1995	       1994       	1993
- ---------------------------------------------------------------
Domestic                       $ 5,223     $ 2,753    $ (3,388)
Foreign	                         2,327         529        (339)
- ---------------------------------------------------------------
Total	                         $ 7,550	    $ 3,282	   $ (3,727)
===============================================================

The provision (benefit) for income taxes charged to continuing operations is presented below:

(in thousands)	                   1995	       1994	       1993
- ---------------------------------------------------------------
Current provision
 U.S. Federal	                  $  843      $ 1,299	     $ (418)
 State	                            161	         247	       (117)
 Foreign	                           (8)	        583	        (30)
- ----------------------------------------------------------------
Total current	                      996	      2,129	       (565)
================================================================
Deferred provision
 U.S. Federal	                      326	       (981)	      (826)
 State	                              94       	(185)	       (62)
 Foreign                         	1,145        	187	        (68)
- ----------------------------------------------------------------
Total deferred	                   1,565	       (979)	      (956)
- ----------------------------------------------------------------
Income tax expense (benefit)   	$ 2,561	    $ 1,150	   $ (1,521)
================================================================

Deferred tax assets (liabilities) arising from differences in accounting methods for book and tax purposes at December 31 consist of the following:


Domestic
- --------
(in thousands)	                            1995           	1994
- ----------------------------------------------------------------
 Postretirement obligation	            $  4,443	      $   4,345
 Inventory related	                       1,377	          1,281
 Depreciation	                              187            	998
 Printing Division sale	                    369            	318
 Asset provisions	                          506	            457
 NOL benefits	                              637 	             -
 Group insurance	                           139	            128
 IRS settlements	                           486            	524
 Contributions	                             441	            322
 Other, net	                                387	            582
- ----------------------------------------------------------------
Gross deferred tax assets                	8,972          	8,955
- ----------------------------------------------------------------
 Prepaid pension	                        (2,175)        	(1,847)
 Excess of tax over book amortization     	(364)          	(465)
 Other, net                                	(20)          	(107)
- ----------------------------------------------------------------
Gross deferred tax liabilities	          (2,559)        	(2,419)
- ----------------------------------------------------------------
Net deferred tax asset	                $  6,413       $   6,536
================================================================


Foreign
- -------

(in thousands)	                          1995	            1994
- ---------------------------------------------------------------
 Pension liability	                      $114	           $ 122
- ---------------------------------------------------------------
Gross deferred tax assets	                114	             122
- ---------------------------------------------------------------
 Excess of tax over book amortization 	(1,816)	         (1,535)
 U&V gain	                             (1,135)               -
 Inventory related	                      (741)	           (829)
 Undistributed profits                  	(328)	              -
 Book return provision	                  (122)	           (126)
- ----------------------------------------------------------------
Gross deferred tax liabilities	        (4,142)	         (2,490)
- ----------------------------------------------------------------
Net deferred tax liability	           $(4,028)	       $ (2,368)
================================================================

The measurement of tax assets and liabilities at December 31 of each year reflects movements in temporary differences and foreign currency translation adjustments. The net deferred tax asset related to U.S. operations is considered to meet the test of recoverability under FAS 109.

Set forth below is a reconciliation from the applicable U.S.
federal statutory tax expense (benefit) to the effective tax rate for the years ended December 31:

(in thousands)	                  1995       	1994       	1993
- --------------------------------------------------------------
U.S. Federal statutory
 tax expense (benefit):	      $ 2,567	   $  1,116	   $ (1,267)
Increase (decrease) in
 tax rate resulting from
 state income taxes, net
 of federal tax benefit	           79	        181	       (118)
Effect of foreign taxes	          346	        345	        129
Foreign sales corporation
 tax benefit	                    (287)	      (268)	      (133)
Contributions	                    (37)	       (53)	      (178)
Other, net	                      (107)	      (171)	        46
- --------------------------------------------------------------
Income tax expense (benefit)	 $ 2,561	   $  1,150	   $ (1,521)
==============================================================
Effective tax rate	             33.9%	      35.0%	     (40.8%)
==============================================================

No deferred taxes have been provided on the cumulative undistributed earnings of foreign subsidiaries and unconsolidated affiliated entities, as such amounts would not result in any additional U.S. income taxes because of available foreign tax credits.

The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. The amount approximated $364,000 for 1995.

Cash outflows from operating activities include income taxes paid of $603,000, $1,434,000, and $3,027,000, for 1995, 1994,
and 1993, respectively.


Note 9  Employee Benefit Plans
- ------------------------------

	Funded Pension Plan
 -------------------
The Company has a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are determined using a career average earnings formula. The Company's funding policy is to contribute the amount necessary to insure that plan assets meet current plan obligations. The projected benefit obligations at December 31, 1995, 1994, and 1993 were determined using assumed weighted average discount rates of 7.0%, 8.9%, and 7.0%, respectively. The assumed long-term rate of compensation increase is 5.5% for 1995, 5.5% for 1994, and 6.0% for 1993. The
assumed long-term rate of return on plan assets is 9% per year for all periods presented. Mortality rates and turnover rates were applied based on appropriate statistical tables and applicable Company experience. A summary of cost components included in the net periodic pension credit and the funded status of the plan for the years ended December 31 is presented as follows:

(in thousands)	                  1995       	1994       	1993
- -------------------------------------------------------------
Service cost benefits earned
 for the period	                $ 269	      $ 412	    $   623
Interest cost on projected
 benefit obligation	            1,697	      1,735	      1,706
Amortization of loss and
 prior service cost	              (12)	       213	        181
Return on plan assets	         (2,062)	    (2,335)	    (2,056)
Amortization of unrecog-
 nized net gain at date of
 initial application of FAS 87	  (680)	      (684)	      (684)
- --------------------------------------------------------------
Net periodic pension credit	   $ (788)	     $(659)	    $ (230)
==============================================================

The funded status of the plan at December 31 is presented below:


(in thousands)	                  1995       	1994       	1993
- --------------------------------------------------------------
Actuarial present value of:
 Vested benefit
  obligation	                $(24,249)	  $(18,737)	  $(20,852)
Nonvested benefit
 obligation	                     (385)      	(231)	      (332)
- --------------------------------------------------------------
Accumulated benefit
 obligation	                  (24,634)   	(18,968)   	(21,184)
Effect of projected
 actuarial increases	          (1,821)    	(1,410)	    (2,137)
- --------------------------------------------------------------
Actuarial present
 value of projected
 benefit obligation	          (26,455)	   (20,378)	   (23,321)
Market value of plan
 assets at end of period	      27,404	     23,689	     26,588
- --------------------------------------------------------------
Excess of plan assets
 over liabilities	                949	      3,311	      3,267
Unamortized net gain
 at date of initial
 application of FAS 87		            -        (680)	    (1,364)
Unrecognized net loss	          5,018	      2,548	      2,617
- --------------------------------------------------------------
Prepaid pension expense	       $5,967     	$5,179	     $4,520
==============================================================


	Unfunded Pension Obligation
	---------------------------
Urban & Schwarzenberg provides supplementary retirement benefits to three current and fifteen former employees. Such benefits are payable monthly upon retirement at specified percentages of the retirees highest achieved salary level. Upon the retirees death, his or her spouse or other specified beneficiaries are entitled to receive additional benefit payments. The actuarial present value of such unfunded pension obligations is computed using an interest rate of 7% per annum. The charge to income for 1995, 1994, and 1993 was $393,000, $242,000, and $203,000,
respectively.

	Savings Plan
	------------
The Company offers an employee savings plan qualifying under
Section 401(k) of the Internal Revenue Code. The Plan covers substantially all U.S. employees with more than one year's service. Employees are encouraged to make contributions to the Plan. The Company will match 25% of such contributions up to a maximum employee contribution of 6% of annual salary. In addition, the Company, from time to time, may at its discretion provide additional contributions to the Plan. The Company incurred expenses of $207,000, $203,000, and $332,000, in 1995,
1994, and 1993, respectively.


	Postretirement Benefits
	-----------------------
The Company provides certain health care benefits for retired employees. Substantially all of the Company's U.S. retirees and full-time employees are or become eligible for these benefits if they meet minimum age and service requirements. The cost of providing most of these benefits has been shared with retirees in differing proportions based on length of service and retirement date. Currently, this plan is unfunded and the Company has no immediate plans for funding the liabilities;
however, the Company will continue to pay for retiree medical claims incurred, which were $409,000, $445,000, and $463,000, in 1995,
1994, and 1993, respectively. The effect of curtailment due to the Printing Division sale in 1993 was to increase the liability by $247,000.

Summary information on the Company's postretirement benefit plan at December 31, 1995, and 1994, is presented below:


Accumulated postretirement benefit obligation:


(in thousands)	                          1995	           1994
- --------------------------------------------------------------
Retirees	                             $ 6,406	        $ 6,266
Fully eligible, active plan
 participants	                          5,285	          5,169
- --------------------------------------------------------------
Accrued postretirement
 benefit obligation	                 $ 11,691	       $ 11,435
==============================================================

Net periodic postretirement benefit cost included the following components for the years ended December 31:


(in thousands)	                  1995	       1994       	1993
- -------------------------------------------------------------
Service cost of benefit earned	  $ 37	       $ 46	     $  145

Interest cost on accumulated
 postretirement benefit
  obligation	                     785	        766	        805
Effect of Printing
 Division curtailment			            -           -         247
Plan fees		                         -           6	         13
Unrecognized net actuarial gain	 (157)		        -           -
- --------------------------------------------------------------
Net periodic postretirement
 benefit cost                    $665        $818      $1,210
==============================================================

The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation (APBO) was 7.6%, 8.9%, and 7.8% in 1995, 1994, and 1993, respectively. The assumed health care inflation rate used in measuring the APBO was 11% in year one, declining gradually to 5% in the sixth year and thereafter.

If the health care cost trend rate assumption were increased by 1%, the APBO as of December 31, 1995, would be increased by approximately $591,000. The cost effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 would be an increase of approximately $43,000.


Note 10 Incentive Plans
- -----------------------
The Company has an incentive plan for virtually all employees under which the amount available for bonuses is based on achievement of profit targets and individual performance goals.
Compensation earned under the Plan was $1,350,000, $1,250,000, and $157,000, for 1995, 1994, and 1993, respectively.

The Company has two stock option plans at December 31, 1995: the 1984 Employee Stock Option Plan and the 1995 Employee Stock
Option Plan. Options can no longer be granted under the 1984 plan.

Stock options granted under the 1984 plan which are outstanding at December 31, 1995 are 50% exercisable one year after the date of the grant, 75% exercisable two years after the grant date, and exercisable in full on the third anniversary of the grant date. The options expire on the tenth anniversary of the grant date.

The 1995 plan provides for the grant of Incentive Stock Options and nonqualified options for up to 750,000 shares of common stock through January 2005. Options granted vest ratably over four years. There are 693,100 options available to grant at December 31, 1995. The options expire on the tenth anniversary of the grant date. The table below summarizes the transactions.

                                         Number of Shares

Stock Options	                     1995	       1994	       1993
- ----------------------------------------------------------------
Outstanding
 at January 1,	                 463,701	    430,351	    386,826
Granted	                         56,900	     61,400     	83,350
Exercised	                      (60,922)	   (16,900)   	(18,163)
Surrendered	                     (2,626)	   (11,150)	   (21,662)
- ----------------------------------------------------------------
Outstanding
 at December 31,	               457,053	    463,701	    430,351
- ----------------------------------------------------------------
Exercisable
 at December 31,	               339,078	    330,751	    271,721
- ----------------------------------------------------------------
Options price per share
Granted	                         $28.50	     $18.50	     $23.00

Exercised/surrendered	           $13.00	     $17.00	     $14.25
                                  	to	         to	         to
	                                $39.13     	$25.75	     $24.00

Outstanding	                     $13.00	     $13.00     	$13.00
at December 31,	                   to	         to	         to
                                	$28.50	     $24.00	     $24.00
================================================================

In October 1995, the FASB issued Statement of Financial Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. SFAS 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the income statement or making pro forma disclosures in the notes to the financial statements as to the effects on net income as if the compensation cost had been recognized in the income statement. The Company will adopt the pro forma disclosure provisions of SFAS 123 at the beginning of fiscal year 1996.


Note 11  Business and
         Publishing Property Acquisitions
- -----------------------------------------

	1995 Activity:
	---------------
On December 11, 1995, the Company acquired the publication right to Medical Toxicology, for cash of approximately $1.2 million, to be amortized using the straight-line method over 15 years. Medical Toxicology is a leading reference book on this subject and was first published in 1987.

On June 2, 1995, the Company acquired 100% of the outstanding shares of common stock of the de'Medici Systems, Inc., for cash of approximately $2.2 million. Purchase price is allocated as follows: $940,000 to publishing agreements, $703,000 to goodwill, and $557,000 to net assets. Intangible assets will be amortized using the straight-line method over 10 years. de'Medici develops and distributes a self-contained computerized learning workstation used for training personnel in health care facilities.

On April 3, 1995, the Company's German subsidiary, Urban &
Schwarzenberg, Verlag fur Medizin, GmbH, acquired the publication rights of Mediscript, for approximately $1.0 million, to be amortized using the straight-line method over 15 years. Mediscript is a leading medical test preparation series in Germany.

On March 31, 1995, the Company acquired the remaining 80% of the stock of Info-Med, Ltd., located in Hong Kong, for cash of approximately $1.35 million. Purchase price is allocated as follows: $1.1 million to goodwill and $250,000 to net assets. Goodwill will be amortized using the straight-line method over 25 years. Info-Med, Ltd. is a distributor of medical books to Southeast Asia.


	1994 Activity:
	--------------
On December 6, 1994, the Company acquired 100% of the stock of the Betz Publishing Company (Betz), located in Rockville, MD, for cash of approximately $2.2 million. Purchase price is allocated as follows: $758,000 to publishing agreements, $1.4 million to goodwill, and $42,000 to net assets. Intangible assets will be amortized using the straight-line method over 15 years. Betz publishes the leading students medical entrance test preparation manuals and similar manuals in pharmacy, dentistry, veterinary medicine, and allied health.

During December 1994, the Company, through its wholly owned German subsidiary Urban & Schwarzenberg, acquired 100% interest in Muller & Steinicke GmbH, a medical bookstore in Munich, Germany, for approximately $200,000. In a separate transaction, U&S acquired certain medical book titles for $1.0 million. These titles are amortized using the straight-line method over 15 years.

During the year, the Company acquired various electronic media, book, and periodical publishing properties for a total cash outlay of approximately $1.4 million. These properties are being amortized using the straight-line method over 10 to 15 years.


Note 12 Related Party Transactions
- ----------------------------------
The Company made payments of $90,000, $86,000, and $319,000, in 1995, 1994, and 1993, respectively, to a member of the Board of Directors for financial advisory services related to acquisitions and development.


Note 13  Commitments and Contingencies
- --------------------------------------
The Company leases office facilities and equipment under noncancelable operating leases. Related rent expense was $1,731,000, $1,164,000, and $1,118,000, for 1995, 1994, and
1993, respectively. Future minimum rental lease payments under these lease agreements aggregate $2,119,000 in 1996, $1,967,000 in 1997, $1,972,000 in 1998, $1,963,000 in 1999, $1,849,000 in
2000, and $5,731,000 thereafter.

The Company has entered into an agreement to sublet a portion of its leased office property through 2000. Related rental income was $197,000 in 1995. Future minimum rental income under this sublease agreement aggregates $237,000 in 1996, $237,000 in 1997, $237,000 in 1998, $237,000 in 1999, and $39,000 in 2000.

In conjunction with the sale of its Printing Division, the Company retained environmental obligations related to the Easton, Maryland printing facility. A study has been conducted to determine the extent of any contamination at the site, identify various alternatives for remediation, and recommend remedial action, if necessary. Based upon information available at this time, the cost is not expected to exceed $450,000 and could be lower. The Company has accrued the $450,000 in expected cost and as of December 31, 1995 has incurred $138,000 in costs. The remaining balance of $312,000 is recorded in accrued expenses on the December 31, 1995 balance sheet.


Note 14  Revenues by Geographic Areas
- -------------------------------------
Revenues by geographic area for the years ended December 31 are presented below:


(in thousands)	                    1995      	1994       	1993
- --------------------------------------------------------------
United States	                 $ 88,567	  $ 75,955	  $ 73,631
Europe	                          54,176	    43,484	    36,478
Asia	                             6,695	     5,965	     5,492
North America
 (excluding U.S.)	                3,167	     3,141	     3,051
Australia	                        1,394	     1,380	     1,224
South America	                    1,684	     1,485	     1,361
Africa	                             395	       504	       447
- ---------------------------------------------------------------
Total	                         $156,078	 $ 131,914	 $ 121,684
===============================================================

Revenues are composed of sales to unaffiliated customers, as reported in the Company's consolidated income statement. No single customer accounted for 10% or more of net sales.

Revenues for 1995, 1994, and 1993 include German-based revenues of $40,000,000, $29,800,000, and $24,900,000, income from operations of $2,300,000, $762,000, and $43,000, and
identifiable assets of $32,700,000, $28,900,000, and
$23,900,000, respectively.

Note 15  Financial Information by Quarter (Unaudited)
- -----------------------------------------------------
(in thousands of dollars except per share data)	    1995	            1994
- --------------------------------------------------------------------------
Revenues
	First quarter	                                 $ 34,702	        $ 28,770
	Second quarter	                                  39,220	          34,403
	Third quarter	                                   33,763	          32,631
	Fourth quarter	                                  48,393	          36,110
- --------------------------------------------------------------------------
Full Year	                                      $156,078	        $131,914
- --------------------------------------------------------------------------
Operating Income (Loss)
	First quarter	                                 $    739	        $    112
	Second quarter	                                   3,204           	1,722
	Third quarter	                                    1,106	           1,044
	Fourth quarter	                                   2,347	             278
- --------------------------------------------------------------------------
Full Year	                                       $ 7,396	        $  3,156
- --------------------------------------------------------------------------
Net Income
	First quarter	                                  $   962	        $    520
	Second quarter	                                   2,094	           1,242
	Third quarter	                                      595	             303
	Fourth quarter1	                                  1,654	           2,595
- --------------------------------------------------------------------------
Full Year	                                       $ 5,305	        $  4,660
- --------------------------------------------------------------------------
Primary Earnings Per Common Share
	First quarter	                                  $  0.22	        $   0.12
	Second quarter	                                    0.47	            0.29
	Third quarter	                                     0.10	            0.06
	Fourth quarter 1	                                  0.36	            0.60
- --------------------------------------------------------------------------
Full Year	                                       $  1.15	         $  1.07
==========================================================================
1 Includes after-tax gain of $2,485 on sale of Urban & Vogel, equal to $.57 per share in 1994.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
- --------------------------------------------------------
On July 24, 1995, the Company replaced Price Waterhouse LLP with Coopers & Lybrand L.L.P. as the Company's independent accountant. The Audit Committee of the Company's Board of Directors approved the selection of Coopers & Lybrand L.L.P. as the Company's new accountant and the replacement of Price Waterhouse LLP.

During the two most recent fiscal years and interim periods through July 24, 1995, there were no disagreements with Price
Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure or any reportable events.

Price Waterhouse LLP's report for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   Part III


Item 10.  Directors and Executive Officers of the Registrant
- -------------------------------------------------------------
Information with respect to Directors is incorporated herein by reference to the information under the caption "Election of Directors" from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders, copies of which have been filed with the Securities and Exchange Commission. See Item 1, above, for information concerning Executive Officers.


Item 11.  Executive Compensation
- --------------------------------
Incorporated herein by reference to the information under the caption "Executive Compensation" from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders, copies of which have been filed with the Securities and Exchange Commission.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management
- -----------------------------------------------------------
Incorporated herein by reference to the information under the caption "Committees of the Board" from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders, copies of which have been filed with the Securities and Exchange Commission.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------
Incorporated herein by reference to the information under the caption "Certain Transactions" from the Registrant's definitive proxy statement for the 1996 annual meeting of shareholders, copies of which have been filed with the Securities and Exchange Commission.

                                  PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K
- ---------------------------------------------------------------
  (a) 	  The following documents are filed as part of this report: 	 	  Page
         ---------------------------------------------------------      ----
			(1) 	Financial Statements:
        ---------------------
       	Report of Independent Accountants  		                            14
       	Consolidated Balance Sheets at December 31, 1995 and 1994  		    15
       	Consolidated Statements of Operations for the three years
         ended December 31, 1995  		                                     17
       	Consolidated Statements of Shareholders' Equity for the three
         years ended December 31, 1995  		                               18
       	Consolidated Statements of Cash Flows for the three years
         ended December 31, 1995  	                                      19
        Notes to Consolidated Financial Statements                       20

   (2) 	Financial Statement Schedules:
        ------------------------------
  	     Report of Independent Accountants on Financial Statement
         Schedule                                                        38

       	Schedule II - Valuation and Qualifying Accounts and Reserves     38


       	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)  Exhibits
        --------
   	    See the Exhibit Index" on page 40

		(b) 	 Reports on Form 8-K  The Registrant was not required to
        file any report on Form 8-K for the fourth quarter of 1995.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULE

	To the Board of Directors and Shareholders of Waverly, Inc. Our report on the consolidated financial statements of Waverly, Inc. and subsidiaries has been included in this Annual Report on Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                COOPERS & LYBRAND L.L.P.

 Baltimore, Maryland
 February 1, 1996



                                 Schedule II

                   Valuation and Qualifying Accounts and Reserves
                   ----------------------------------------------
                                                       Deductions:
                                                         Amounts
 	                           Balance at   Additions:   Charged off
                            Beginning of  Charged to      Less        Balance at End
   Classification               Year  	    Income      Recoveries        of Year
- ------------------------------------------------------------------------------------
Year ended December 31,
1993, Allowance for
doubtful accounts          $    675 	     $    261 	    $    206 	     $    730

Year ended December 31,
1994, Allowance for
doubtful accounts 	        $    730 	     $  1,161 	    $  1,145       $    746

Year ended December 31,
1995, Allowance for
doubtful accounts 	        $    746 	     $    841      $    791 	     $    796


                                  Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   	Waverly, Inc.



By: 	                  /s/ Edward B. Hutton, Jr.
                       ----------------------------------
                       Edward B. Hutton, Jr.
                       President, Chief Executive Officer

                       Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By:                    /s/ Edward B. Hutton, Jr.
                       --------------------------------
                       Director, President and Chief
                       Executive Officer
                       (Principal Officer)

                       Dated:  March 29, 1996


By:                    /s/ E. Philip Hanlon
                       ----------------------------
                       E. Philip Hanlon
                       Vice President, Treasurer,
                       Chief Financial Officer

                       Dated:  March 29, 1996


Majority of Board of Directors:

Barbara J. Bonnell,  David J.Callard,  Donald W. Dick,  Jr.,
Edward B. Hutton, Jr.,  MichaelM. E. Johns,  Samuel G. MacFarlane,
Carolyn Manuszak,  Ackneil M. Muldrow, II,  Joseph M. Palazzolo,
Edward M. Passano, Sr., E. Magruder Passano, Jr.,  William M. Passano, Jr.,
Richard C. Riggs, Jr.,  John F. Spahr, Jr.,   Oliver S. Travers,
Michael Urban.



By:  /s/ E. Philip Hanlon
     --------------------
     E. Philip Hanlon
     as Attorney-in-Fact

     Dated:  March 29, 1996

                                  Waverly, Inc.

                             1995 Annual Form 10-K

                                 Exhibit Index
                                 -------------
(3) 	Articles of Incorporation and By-Laws

    	A. 	Articles of Restatement, (incorporated by reference to
         Exhibit 3A filed with 1989 Annual Report of Form 10-K)

    	B. 	Amended By-Laws of the Registrant dated March 30, 1989.
         (incorporated by reference to Exhibit 3B filed with the 1993 Annual Report on Form 10-K)

(9) 	Voting Trust Agreements

    	A. 	Agreement between Michael Urban and members of the Passano
         Family Voting Trust. (incorporated by reference to Exhibit 9A, filed with the 1992 Annual Report on Form 10-K) and Amendment No. 1. (incorporated by reference to Exhibit 9A, filed with the 1993 Annual Report on Form 10-K)

    	B. 	Agreement between various members of the Spahr family and
         members of the Passano Family Voting Trust. (incorporated by reference to Exhibit 9B, filed with the 1992 Annual Report on Form 10-K)

(10)	Material Contracts

	    A. 	(Incorporated by reference to Exhibits 13-A to 13-F,
         inclusive, of Exhibits to Registration Statement, Form S-1, No. 2-43388, filed April 11, 1972 and Exhibit 20 to Annual report Form 10-K filed for the year ended December 31, 1980) .

  * 	B. 	Agreement with David J. Callard dated December 18,
         1995, is filed herewith as Exhibit 10B.

  * 	C. 	Executive employment agreement between Michael
         Urban and Urban & Schwarzenberg GmbH dated April 20, 1990 (incorporated by reference to Exhibit 10C filed with the 1990 Annual Report on Form 10-K) .

  * 	D. 	Agreement between John F. Spahr, Jr. and Waverly,
         Inc. dated March 18, 1994,  (incorporated by reference to
         Exhibit 10D filed with the 1993 Annual Report on Form 10-K) .

    	E. 	Note purchase agreement dated as of March 28, 1991
         between Waverly, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10E filed with the 1990 Annual Report on Form 10-K) .

    	F. 	Director Stock Plan adopted April 27, 1992 (incorporated
         by reference to Exhibit 10F filed with the 1992 Annual Report on Form 10-K) .

  * 	G. 	Asset purchase agreement between Cadmus
         Communication Corp. and Waverly, Inc., (incorporated by reference to Exhibit 10G filed with the 1993 Annual Report on Form 10-K) .

    	H. 	Office space property lease between Waverly, Inc. and
         the Maryland Stadium Authority dated September 30, 1994
         (incorporated by reference to Exhibit 10H filed with the 1994 Annual Report on Form 10-K).

    	I. 	1995 Employee Stock Option Plan adopted April 24, 1995
         (incorporated by reference to Exhibit A filed with the 1995 Proxy Statement).

(11)	Computation of Earnings Per Share, filed herewith.

(21)	Subsidiaries of the Registrant, filed herewith.

(23)	Consent of Independent Accountants.

    	A. 	Coopers & Lybrand L.L.P.

    	B. 	Price Waterhouse LLP

(24) 	Power of Attorney - Incorporated by reference herein for
      all Directors whose Powers of Attorney were filed with the Commission on Forms 8-K on July 23, 1992, except for the Power of Attorney for Ackneil M. Muldrow II whose Power of Attorney was filed with the Commission on August 24, 1992, and Michael M.
      E. Johns whose Power of Attorney was filed with the 1993 Annual Report on Form 10-K, Richard C. Riggs, Jr., whose Power of Attorney was filed with the 1994 Annual Report on Form 10-K and Joseph M. Palazzolo whose Power of Attorney is filed herewith.

(27) 	Financial Data Schedule, filed herewith.


    * 	Management contract or compensatory arrangement
       required to be filed as an exhibit to this form.