Form 10-Q
period 1996-03-31
WAVERLY INC
filed 1996-05-10
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D. C.

                                        20549


                                      FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarter ended March 31, 1996, Commission File No. 0-6311

                                  WAVERLY, INC.


                        Incorporated in the State of Maryland

                   I. R. S. Employer Identification No. 52-0523730

                  351 West Camden Street, Baltimore, Maryland 21201

                          Telephone Number:  (410) 528-4000


          Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

          YES   X      NO

          As of March 31, 1996, there were 4,444,044 shares of the Registrant's Common Stock outstanding.

          Page No. 2
          Waverly, Inc.
                                    Index
                                    -----
          Part I.      FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Unaudited Condensed Consolidated Statements of Income 3

                       Unaudited Condensed Consolidated Balance Sheets       4

                       Unaudited Condensed Consolidated Statements of Cash   5
                        Flows

                       Report of Independent Accountants                     8

           Item 2.     Management's Discussion and Analysis of Financial     9
                        Condition and Results of Operations

                       Liquidity and Capital Resources                      11

          Part II   OTHER INFORMATION

          Item 6.      Exhibits and Reports on Form 8-K                     12

          Signatures                                                        13

          Exhibit 11 - Computation of Earnings Per Share                    14

          Exhibit 15 - Letter re:  unaudited interim financial              15
           information

          Exhibit 27 - Financial Data Schedule                              16

          Page No. 3
          Waverly, Inc.

          Condensed Consolidated Statements of Income (Unaudited)
          (in thousands of dollars - except per share amounts)

          Three Months Ended March 31,                 1996             1995
          ------------------------------------------------------------------------------
          Net Revenues                               $37,859  100.0 %   $34,702  100.0 %

          Costs and expenses
            Cost of sales                             23,486   62.0      21,463   61.8
            Selling and distribution                   9,482   25.0       8,162   23.5
            General and administrative                 3,239    8.6       3,079    8.9
            Depreciation and amortization              1,353    3.6       1,259    3.6
          -----------------------------------------------------------------------------
          Total operating expenses                    37,560   99.2      33,963   97.9

          Income from continuing operations              299    0.8         739    2.1
          Other income (expense)
            Investment income                            260    0.7         602    1.7
            Interest expense                            (214)  (0.6)       (275)  (0.8)
          -----------------------------------------------------------------------------
          Total other income (expense)                    46    0.1         327    0.9
          Income from continuing operations before
            taxes and earnings of affiliated entities    345    0.9       1,066    3.1
          Income tax expense                            (266)  (0.7)       (505)  (1.5)
          Equity in the earnings of affiliated entities  460    1.2         401    1.2
          -----------------------------------------------------------------------------
          Net Income                                    $539    1.4        $962    2.8
          =============================================================================
          Earnings per common share and common
             share equivalent:
          Net Income                                   $0.06 (1)          $0.11 (1)
          =============================================================================
          Cash dividends declared per share            $0.060 (1)         $0.055 (1)
          =============================================================================
          Average number of common and common
            equivalent shares outstanding           9,343,830 (1)      8,798,146 (1)
          =============================================================================

          (1) Restated to reflect two-for-one stock split authorized by the Board of Directors on April 29, 1996. See Note 3 .


          See accompanying notes to the condensed consolidated financial statements

          Page No. 4
          Waverly, Inc.

          Condensed Consolidated Balance Sheets
          (in thousands of dollars except per share amounts)

                                                                (unaudited)                 (unaudited)
                                                                 March 31,    December 31,   March 31,
                                                                    1996          1995          1995
          ----------------------------------------------------------------------------------------------
            ASSETS

          Current assets
            Cash and cash equivalents                               $3,465        $4,580       $3,957
            Investment in marketable securities                          -             -        7,950
            Accounts receivable, less allowance for doubtful
             accounts ($866, $796 and $761 respectively)            32,644        37,730       26,808
            Inventories                                             31,189        31,531       26,033
            Prepaid expenses                                         4,320         1,053        3,504
            Current deferred income taxes                            3,042         3,042        3,190
          ----------------------------------------------------------------------------------------------
          Total current  assets                                     74,660        77,936       71,442
          Net property and equipment                                 8,948         9,300        7,676
          Other noncurrent assets                                   41,188        40,963       38,465
          ----------------------------------------------------------------------------------------------
          Total assets                                            $124,796      $128,199     $117,583
          ==============================================================================================

              LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
            Line of credit borrowings                               $3,650          $200       $1,016
            Current portion of long-term debt                        3,754         3,790        2,400
            Accounts payable                                        14,212        16,092       10,141
            Accrued expenses                                         3,905         6,674        6,451
            Royalties payable                                        3,518         9,491        2,623
            Unearned subscription revenues                          20,340        15,177       19,057
            Income taxes payable                                     3,175         3,109        3,806
            Current deferred income taxes                            1,142         1,192        1,066
          ----------------------------------------------------------------------------------------------
          Total current liabilities                                 53,696        55,725       46,560
          ----------------------------------------------------------------------------------------------
          Long term debt                                             2,478         3,680        6,327
          Unfunded pension obligation                                3,401         3,447        3,462
          Postretirement benefit obligation                         11,770        11,691       11,517
          Deferred income taxes                                      2,759         2,836        1,594
          Other liabilities                                            834           924          937
          ----------------------------------------------------------------------------------------------
          Total liabilities                                         74,938        78,303       70,397
          ----------------------------------------------------------------------------------------------
          Shareholders' equity
            Preferred stock-500,000 shares authorized; none issued
            Common stock-$2 par value; 12,000,000 shares
             authorized, 8,888,088, 8,865,968 and 8,849,432 shares
             issued and outstanding, respectively (1)               17,776        17,732       17,700
            Additional paid-in capital                              12,177        11,943       11,425
            Retained earnings                                       18,999        19,017       16,285
            Foreign currency translation adjustment                    906         1,204        1,776
          ----------------------------------------------------------------------------------------------
          Total shareholders' equity                                49,858        49,896       47,186
          ----------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity              $124,796      $128,199     $117,583
          ==============================================================================================

          (1)  Shares outstanding  reflect two-for-one stock split.  See Note 3 .


          See accompanying notes to the condensed consolidated financial statements


          Page No. 5
          Waverly, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          (in thousands of dollars)
          --------------------------------------------------------------------------------------------
          For the three months ended March 31,                              1996                1995
          --------------------------------------------------------------------------------------------
          Cash flows from operating activities
          Net income                                                        $539                $962
          Adjustments to reconcile net income  to
            net cash used in operating activities
            Postretirement benefit obligation                                 79                  82
            Equity in the earnings of affiliated entities                   (460)               (401)
            Depreciation and amortization                                  1,353               1,259
            Deferred income taxes                                           (127)                335
            Net periodic pension expense(credit)                              33                (161)
            Other                                                             34                   -
          Change in assets and liabilities adjusting
            for the effect of acquisitions
              Accounts receivable                                          5,086               6,013
              Inventories                                                    220              (2,112)
              Prepaid expenses                                            (3,267)             (2,487)
              Accounts payable                                            (1,880)             (3,389)
              Accrued expenses                                            (2,769)             (1,272)
              Income taxes payable                                            66                 228
              Royalties payable                                           (5,973)             (5,327)
              Unearned subscription revenues                               5,163               1,797
              Other long-term liabilities                                    (90)                188
          ---------------------------------------------------------------------------------------------
          Net cash used in operations                                     (1,993)             (4,285)
          ---------------------------------------------------------------------------------------------
          Cash flows from investing activities
            Proceeds from sale of discontinued operations                      -               1,000
            Purchase of property and equipment                              (438)             (1,097)
            Capitalized electronic product development costs                (520)               (310)
            Acquisition of publishing properties                               -              (1,447)
            Decrease (increase) in investments in affiliated entities          -                (520)
            Proceeds from sales of marketable securities                       -               4,000
            Purchases of marketable securities                                 -              (2,668)
          ----------------------------------------------------------------------------------------------
          Net cash flows used in investing activities                       (958)             (1,042)
          ----------------------------------------------------------------------------------------------
          Cash flows from financing activities
            Net borrowings (payments) under short-term lines of credit     3,450                (144)
            Repayment of long-term debt                                   (1,238)             (1,021)
            Common stock dividends paid                                     (534)               (487)
            Proceeds from exercise of stock options                          222                 940
          -----------------------------------------------------------------------------------------------
          Net cash flows provided by (used in) financing activities        1,900                (712)
          -----------------------------------------------------------------------------------------------
          Net decrease in cash and cash equivalents                       (1,051)             (6,039)
          Effect of exchange rates on cash and cash equivalents              (64)                394
          Cash and cash equivalents at January 1,                          4,580               9,602
          ----------------------------------------------------------------------------------------------
          Cash and cash equivalents at March 31,                          $3,465              $3,957
          ==============================================================================================

          See accompanying notes to the condensed consolidated financial statements

          Page No. 6
          Waverly, Inc.

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

          The condensed consolidated balance sheets as of March 31, 1996, the condensed consolidated statements of operations for the three month periods ended March 31, 1996 and March 31, 1995, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company, without audit.

          In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996, and for all periods presented have been made.

          This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

          2. (a) Inventories

          Inventories consist of the following:


                                          (unaudited)
                                            March 31,         December 31,
          (in thousands)                         1996                 1995
          ------------------------------------------------------------------
          Finished goods                      $22,823              $23,852

          Work-in-process                       7,873                7,296

          Raw materials                           493                  383
          ------------------------------------------------------------------
                                              $31,189              $31,531
          ==================================================================

          Page No. 7
          Waverly, Inc.

          2. (b) Property and equipment

                                                (unaudited)
                                                  March 31,  December 31,
          (in thousands)                               1996          1995
          ------------------------------------------------------------------
          Land                                         $825          $849
          Buildings                                   2,520         2,549
          Office equipment, computers, and
           related software                          11,658        11,713
          ------------------------------------------------------------------
                    Total, at cost                   15,003        15,111
          Less:  accumulated depreciation            (6,055)       (5,811)
          ------------------------------------------------------------------
          Net property and equipment                 $8,948        $9,300
          ==================================================================

          2. (c) Other noncurrent assets

                                                (unaudited)
                                                  March 31,     December 31,
          (in thousands of dollars)                    1996             1995
          -------------------------------------------------------------------
          Equity investment in affiliated entities   $2,858         $2,438
          Goodwill                                    8,879          9,083
          Publication agreements                     15,329         15,698
          Electronic product development costs        3,342          2,908
          Other intangible assets                     1,271          1,351
          Prepaid pension                             5,985          5,967
          Noncurrent deferred income taxes            3,371          3,371
          Other                                         153            147
          -------------------------------------------------------------------
          Total other noncurrent assets             $41,188        $40,963
          ===================================================================

          3.   Stock Split

          On April 29, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend to be distributed on June 12, 1996, to holders of record as of May 28, 1996. Shareholders' equity at March 31, 1996, December 31, 1995 and March 31, 1995, has been adjusted to give retroactive effect to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to the per-share amounts in all years, number of shares at March 31, 1996, and stock option data of the company's common stock have been restated.

          Page No. 8
          Waverly, Inc.

                          REPORT OF INDEPENDENT ACCOUNTANTS

          To the Shareholders and Board of Directors of Waverly, Inc.

          We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of Waverly, Inc. and its subsidiaries as of March 31, 1996, and for the three months then ended. These financial statements are the responsibility of the company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, cash flows and shareholders' equity for the year then ended (not presented herein), and in our report dated February 1, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          The condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of Waverly, Inc. and its subsidiaries as of March 31, 1995, and for the three months then ended, were reviewed by other accountants whose report dated May 1, 1995, stated that they did not express an opinion or any other form of assurance on those statements.



          /s/Coopers & Lybrand L.L.P.
          ---------------------------
          Coopers & Lybrand L.L.P.
          April 29, 1996
          Baltimore, Maryland

          Page No. 9
          Waverly, Inc.

          Part I.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS


           Results of Operations:    Three Months Ended March 31, 1996
                                     Compared With  The Three Months Ended
                                     March 31, 1995


          Net Sales were $ 37.9 million , an increase of $ 3.2 million or 9% over the prior-year period. Book publishing revenues increased 5%, with domestic revenues 4% lower than the prior year and international revenues 11% over the prior year. The introduction of one of the Company's flagship products, Stedman Medical Dictionary, 26th Edition, in the prior year period is the principal reason for the drop in domestic book revenues this year.

          Periodical publishing revenues increased 16 % over the prior year. Advertising-related revenue and special supplements account for the majority of the increase. Professional Learning Systems Division (PLS) revenues increased 4%. The acquisition of de'Medici , a hospital-based interactive training system, in June, 1995, accounts for the revenue gain this period.

          Cost of Sales was $ 23.5 million in 1996 compared with $ 21.5 million in 1995, an increase of 9% . As a percentage of sales, costs were 62.0% in 1996 and 61.8% in 1995, relatively unchanged from year to year. Book publishing cost margin was 63.2% this period compared to 59.1% in the prior year. Several factors influence the change in the cost margin including higher special sales this year which carry a lower cost markup, and absence this year of the impact of the sale of the Stedman Medical Dictionary . Periodical publishing cost margin was 68.3% this period compared to 72.6% in the prior year. Margins improved from price increases, the slowdown of industry- wide paper price increases, lower page usage, and higher proportion of advertising-related revenues. PLS cost margin was 51.3% this year compared to 42.1% last year. Current year period charges for editorial and development costs on future new products are higher this year.

          Selling and Distribution expenses were $ 9.5 million in the current year compared to $ 8.2 million for the same period last year, an increase of 16%. As a percentage of sales, expenses were 25.0% this year compared to 23.5% for the same period last year. Start-up expenditures for recent acquisitions and heavier promotion for the planned larger second quarter new publication releases are the principal factors.

          General and Administrative expenses were $ 3.2 million this year compared to $ 3.1 million in 1995. As a percentage of sales, expenses were 8.6% this year compared with 8.9% last year.

          Page No. 10
          Waverly, Inc.

          Depreciation and Amortization expenses were $ 1.4 million this year compared with $ 1.3 million in the prior-year period. Investments in new computer hardware and amortization for new acquisitions are the reasons for the year-to-year increase.


          Other Income( Expense) was $ 46,000 of income this year compared to $ 327,000 of income for the same period last year. Interest income was $ 116,000 lower this year due to the use of cash in 1995 for acquisitions. In addition, foreign currency transaction losses in 1996 were $23,000 compared to $ 185,000 in gains realized in 1995.


          Income taxes were $ 266,000 in 1996 or 77% of pre-tax income compared with $ 505,000 or 47% of pre-tax income in 1995. The effective tax rate was higher in 1996 due to the geographic source of earnings. Larger income was earned this year than last year in Germany where the effective tax rate is 45% while losses for the current period occurred in the U.S. operations where the effective tax rate is 33%.

          Equity in Earnings of Affiliated Entities was $ 460,000 this year compared with $ 401,000 in the prior year period. Earnings from the Japanese joint venture operations account for the increase in year to year results.

          Net Income was $ 539,000 or $ 0.06 per share in the current period compared to $ 962,000 or $0.11 per share in the prior year period, a decrease of 44%. The decrease in earnings is attributed to several factors including (a) the inclusion last year of the new edition of the flagship product, Stedman's Medical Dictionary,
          (b) higher selling and distribution expenses related to the integration of de'Medici, a new acquisition and promotion expenses for forthcoming second quarter publications, (c) the absence of foreign currency exchange gains in the current year, and
          (d) a higher effective tax rate resulting from the change in mix of domestic and foreign earnings.

          Page No. 11
          Waverly, Inc.

          Liquidity Capital Resources
          ---------------------------
          Total assets were $124.8 million at March 31, 1996 compared to $128.2 million at December 31, 1995 and $ 117.6 million at March 31, 1995. The increase in assets from one year ago is a result of acquisitions completed during the second quarter of 1995 and additional new product published during the fourth quarter of 1995 leading to higher levels of receivables and inventories. Working capital ratio is 1.4 to 1 at the end of the current period compared to 1.5 to 1 at the end of the same period last year. The decline in the ratio is due to the investments of $5.0 million for acquisitions in Asia, Germany and United States during the second quarter of 1995.

          At March 31, 1996, the Company carried a net borrowing position [ defined as cash less short term and long term borrowings ] of $6.4 million compared with a net borrowing position of $5.7 million at March 31, 1995, and $3.1 million at December 31, 1995. The increase in net borrowing since the start of the year is due primarily to the normal seasonal use of cash to pay semi-annual author and periodical royalties and periodical editorial allowances.

          The Company's long term debt is $2.5 million or 5% of shareholders' equity at March 31, 1996, compared with $6.3 million or 13% of shareholders' equity at March 31, 1995. The Company currently pays a dividend of $0.06 per share per quarter, or an annual rate of $0.24 per share.

          At March 31, 1996, the Company recorded $6.4 million as a deferred U.S. based tax asset due primarily to postretirement benefit obligations and future inventory-related deductions. The Company expects the deferred tax asset to be realized through future profitable operations, based on the long term earnings record and therefore has recorded the asset free of any valuation allowance.

          In 1996, the Company expects to fund capital expenditures for existing operations and payment of dividends from internally generated cash flows. The seasonal trend in subscription renewals and domestic book publishing cause certain fluctuations in the Company's cash position during the year and impact the use of credit lines. The Company expects to have minimal line-of-credit borrowings at December 31, 1996, barring a significant acquisition.

          The Company continues to search for investments in publishing properties and expects to fund such acquisitions through internally generated cash flow.

          Page No. 12
          Waverly, Inc.


          Item 1.      Legal Proceedings
                       No change

          Item 2.      Changes in Securities
                       No change

          Item 3.      Defaults upon Senior Securities
                       None

          Item 4.      Submission of Matters to a Vote of Security Holders
                       None

          Item 5.      Other Information

                       On April 29, 1996, the Company's Board of Directors declared a two-for-one stock split of Waverly's
                       Common Stock, $2.00 par value, (the "Common Stock") to be effected in the form of a stock dividend. One share of the Common Stock will be issued on June 12, 1996, with respect to each share of Common Stock held by stockholders of record as of the close of business on May 28, 1996. Immediately following the stock split, the number of shares of Common
                       Stock issued and outstanding will double. The Company's outstanding grants under it's employee stock option plans and the number of shares available for grant under the 1995 Employee Stock Option Plan will be adjusted to give effect to the stock split.



          Item 6.       Exhibits and Reports on Form 8-K

                        (a) The following exhibits required by Item 601 of Regulation S-K are filed herewith:

                             Exhibit 11 - Computation of Earnings Per  Share

                             Exhibit 15 - Letter from Coopers & Lybrand L.L.P.,
                                          independent accountants, re unaudited
                                          financial information.

                         (b) The reports on Form 8K for the quarter ended March 31, 1996

                              None

          All other items are omitted because they are not applicable or the answers are none.

          Page No. 13
          Waverly, Inc.


                                     SIGNATURES
                                     ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                                  WAVERLY, INC.


                                  /s/E. Philip Hanlon
                                  -------------------
                                     E. Philip Hanlon
                                     Vice President, Finance


          Dated:  May 1, 1996