Form 10-Q
period 1996-06-30
WAVERLY INC
filed 1996-08-14
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.

                                  20549

                                FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                   THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended June 30, 1996, Commission File No. 0-6311

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

           YES   X          NO

          As of June 30, 1996, there were 8,900,788 shares of the Registrant's Common Stock outstanding.

           Page No. 2
           Waverly, Inc.

                                Index
                                -----
           PART I.  Financial Information

           Item 1. Financial Statements

           Index                                                     Page No.
           -----                                                     --------
           Unaudited Condensed Consolidated Statements of Income            3

           Unaudited Condensed Consolidated Balance Sheets                  4

           Unaudited Condensed Consolidated Statements of Cash Flows        5

           Notes to Unaudited Condensed Consolidated Financial Statements   6

           Report of Independent Accountants                                9

           Managements Discussion and Analysis of Financial Condition
           and Results of Operations                                       10

           Liquidity and Capital Resources                                 14

           Part II   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                       15

           Signatures                                                      17

           Exhibit 11 - Computation of Earnings Per Share                  18

           Exhibit 15 - Letter re:  unaudited interim financial
            information                                                    19

           Exhibit 27 - Financial Data Schedule                            20

          Page No. 3
          Waverly, Inc.



          Condensed Consolidated Statements of Income (Unaudited)
          (in thousands of dollars - except per share amounts)

        ------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                 1996               1995                 1996                1995
        ------------------------------------------------------------------------------------------------------------------
          Net Revenues                        $43,278   100.0%   $39,220   100.0%     $81,137   100.0%    $73,922   100.0%

          Costs and expenses
            Cost of sales                      25,479    58.9     22,524    57.4       48,965    60.3      43,987    59.5
            Selling and distribution           10,395    24.0      8,831    22.5       19,877    24.5      16,993    23.0
            General and administrative          3,292     7.6      3,358     8.6        6,531     8.0       6,437     8.7
            Depreciation and amortization       1,387     3.2      1,303     3.3        2,740     3.4       2,562     3.5
         -----------------------------------------------------------------------------------------------------------------
          Total operating expenses             40,553    93.7     36,016    91.8       78,113    96.3      69,979    94.7

          Income from continuing operations     2,725     6.3      3,204     8.2        3,024     3.7       3,943     5.3
          Other income (expense)
            Investment income                     251     0.6        278     0.7          511     0.6         880     1.2
            Interest expense                     (238)   (0.6)      (310)   (0.8)        (452)   (0.5)       (585)   (0.8)
          -----------------------------------------------------------------------------------------------------------------
          Total other income (expense)             13     0.0        (32)   (0.1)          59     0.1         295     0.4
          Income from operations before taxes
            and earnings of affiliated entities 2,738     6.3      3,172     8.1        3,083     3.8       4,238     5.7
          Income tax expense                     (924)   (2.1)    (1,060)   (2.7)      (1,190)   (1.5)     (1,565)   (2.1)
          Equity in the earnings (losses)
            of affiliated entities                 67     0.2        (18)    0.0          527     0.6         383     0.5
          -----------------------------------------------------------------------------------------------------------------
          Net Income                           $1,881     4.4     $2,094     5.4       $2,420     2.9      $3,056     4.1
          =================================================================================================================
          Earnings per common share and common
             share equivalent:
          Net Income                            $0.20               $0.24 (1)            $0.26               $0.35 (1)
          =================================================================================================================
          Cash dividends declared per share    $0.065              $0.060 (1)           $0.125              $0.115 (1)
          =================================================================================================================
          Average number of common and common
            equivalent shares outstanding   9,345,595           8,850,674            9,324,567           8,824,554
          =================================================================================================================

          (1)   Restated to reflect two-for-one stock split authorized by the Board of Directors on April 29, 1996.
                 See Note 3 .


          See accompanying notes to the condensed consolidated financial statements


           Page No. 4
           Waverly, Inc.


          Condensed Consolidated Balance Sheets
          (in thousands of dollars except per share amounts)
          -------------------------------------------------------------------------------------------------
                                                               (unaudited)                      (unaudited)
                                                                 June 30,      December 31,       June 30,
                                                                   1996            1995             1995
          -------------------------------------------------------------------------------------------------
                     ASSETS

          Current assets
            Cash and cash equivalents                              $2,009           $4,580          $3,707
            Accounts receivable, less allowance for doubtful
              accounts ($934, $796 and $670 respectively)          37,834           37,730          38,618
            Inventories                                            31,514           31,531          26,713
            Prepaid expenses                                        3,224            1,053           2,657
            Current deferred income taxes                           3,549            3,042           3,190
          --------------------------------------------------------------------------------------------------
          Total current assets                                     78,130           77,936          74,885
          Net property and equipment                                8,542            9,300           9,175
          Other noncurrent assets                                  40,786           40,963          40,739
          --------------------------------------------------------------------------------------------------
          Total assets                                           $127,458         $128,199        $124,799
          ==================================================================================================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
            Line of credit borrowings                              $4,138             $200          $1,905
            Current portion of long-term debt                       3,712            3,790           2,400
            Accounts payable                                       14,674           16,092          11,889
            Accrued expenses                                        3,267            6,674           6,422
            Royalties payable                                       5,965            9,491           5,424
            Unearned subscription revenues                         18,502           15,177          17,913
            Income taxes payable                                    3,807            3,109           2,947
            Current deferred income taxes                             792            1,192           1,534
          --------------------------------------------------------------------------------------------------
          Total current liabilities                                54,857           55,725          50,434
          --------------------------------------------------------------------------------------------------
          Long term debt                                            2,478            3,680           6,323
          Unfunded pension obligation                               3,346            3,447           3,574
          Postretirement benefit obligation                        11,801           11,691          11,597
          Deferred income taxes                                     3,287            2,836           3,188
          Other liabilities                                           717              924             909
          --------------------------------------------------------------------------------------------------
          Total liabilities                                        76,486           78,303          76,025
          --------------------------------------------------------------------------------------------------
          Shareholders' equity
            Preferred stock-500,000 shares authorized; none issued
            Common stock-$2 par value; 12,000,000 shares
             authorized, 8,900,788, 8,865,968 and 8,855,666 shares
             issued and outstanding, respectively (1)              17,802           17,732          17,712
            Additional paid-in capital                             12,275           11,943          11,479
            Retained earnings                                      20,293           19,017          17,841
            Foreign currency translation adjustment                   602            1,204           1,742
          --------------------------------------------------------------------------------------------------
          Total shareholders' equity                               50,972           49,896          48,774
          --------------------------------------------------------------------------------------------------
          Total liabilities and shareholders equity              $127,458         $128,199        $124,799
          ==================================================================================================

          (1) Shares outstanding reflect two-for-one stock split.  See Note 3 .


          See accompanying notes to the condensed consolidated financial statements



          Page No. 5
          Waverly, Inc.


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          (in thousands of dollars)
          -----------------------------------------------------------------------------------------
          For the six months ended June 30,                           1996                 1995
          -----------------------------------------------------------------------------------------
          Cash flows from operating activities
          Net income                                                $2,420               $3,056
          Adjustments to reconcile net income to
            net cash used in operating activities
            Write-down of property and equipment                         -                   83
            Postretirement benefit obligation                          110                  162
            Equity in the earnings of affiliated entities             (527)                (383)
            Depreciation and amortization                            2,740                2,562
            Deferred income taxes                                     (456)               2,341
            Net periodic pension expense(credit)                       172                 (394)
            Other                                                       34                    -
          Change in assets and liabilities adjusting
            for the effect of acquisitions
                Accounts receivable                                   (104)              (4,853)
                Inventories                                           (173)              (2,751)
                Prepaid expenses                                    (2,171)              (1,590)
                Accounts payable                                    (1,418)              (1,778)
                Accrued expenses                                    (3,407)              (1,439)
                Income taxes payable                                   698                 (733)
                Royalties payable                                   (3,526)              (2,526)
                Unearned subscription revenues                       3,325                  618
                Other long-term liabilities                           (207)                 160
          ---------------------------------------------------------------------------------------
          Net cash used in operations                               (2,490)              (7,465)
          ---------------------------------------------------------------------------------------
          Cash flows from investing activities
            Proceeds from sale of discontinued operations                -                1,000
            Purchase of property and equipment                        (666)              (3,210)
            Capitalized electronic product development costs        (1,109)                (561)
            Acquisition of publishing properties                      (211)              (4,725)
            Decrease (increase) in investments in affiliated entities  156                 (323)
            Proceeds from sales of marketable securities                 -               10,297
            Purchases of marketable securities                           -               (1,000)
          ---------------------------------------------------------------------------------------
          Net cash flows provided by (used in) investing            (1,830)               1,478
          ---------------------------------------------------------------------------------------
          Cash flows from financing activities
            Net borrowings under short-term lines of credit          3,938                  745
            Repayment of long-term debt                             (1,280)              (1,025)
            Common stock dividends paid                             (1,112)              (1,018)
            Proceeds from exercise of stock options                    335                1,000
          ---------------------------------------------------------------------------------------
          Net cash flows provided by (used in) financing             1,881                 (298)
          ---------------------------------------------------------------------------------------
          Net decrease in cash and cash equivalents                 (2,439)              (6,285)
          Effect of exchange rates on cash and cash equivalents       (132)                 390
          Cash and cash equivalents at January 1,                    4,580                9,602
          ---------------------------------------------------------------------------------------
          Cash and cash equivalents at June 30,                     $2,009               $3,707
          =======================================================================================

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

          The condensed consolidated balance sheets as of June 30, 1996 and June 30, 1995, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and June 30, 1995, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and June 30, 1995 have been prepared by the Company, without audit.

          In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1996, and for all periods presented have been made.

          This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

          2. (a) Inventories

          Inventories consist of the following:

          -----------------------------------------------------------------
                                     (unaudited)                (unaudited)
                                       June 30,    December 31,    June 30,
          (in thousands)                   1996           1995         1995
          -----------------------------------------------------------------
          Finished goods                  $22,986      $23,852      $19,755
          Work-in-process                   8,079        7,296        6,548
          Raw materials                       449          383          410
          -----------------------------------------------------------------
                                          $31,514      $31,531      $26,713
          =================================================================

          Page No. 7
          Waverly, Inc.

          2. (b) Property and equipment

          -------------------------------------------------------------------
                                       (unaudited)                (unaudited)
                                          June 30,  December 31,    June 30,
          (in thousands)                      1996          1995        1996
          -------------------------------------------------------------------
          Land                                $800          $849        $882
          Buildings                          2,459         2,549       1,755
          Office equipment, computers, and
            related software                11,455        11,713      10,977
          -------------------------------------------------------------------
          Total, at cost                    14,714        15,111      13,614
          Less:  accumulated depreciation   (6,172)       (5,811)     (4,439)
          -------------------------------------------------------------------
          Net property and equipment        $8,542        $9,300      $9,175
          ===================================================================

          2. (c) Other noncurrent assets
          --------------------------------------------------------------------------------
                                                   (unaudited)                 (unaudited)
                                                     June 30,  December 31,      June 30,
          (in thousands of dollars)                      1996          1995          1995
          --------------------------------------------------------------------------------
          Equity investment in affiliated entities     $2,632        $2,438        $3,212
          Goodwill                                      8,743         9,083         8,412
          Publication agreements                       15,067        15,698        15,990
          Electronic product development costs          3,736         2,908         2,408
          Other intangible assets                       1,191         1,351         1,249
          Prepaid pension                               5,896         5,967         5,573
          Noncurrent deferred income taxes              3,371         3,371         3,359
          Other                                           150           147           536
          --------------------------------------------------------------------------------
          Total other noncurrent assets               $40,786       $40,963       $40,739
          ================================================================================

          Page No. 8
          Waverly, Inc.

           3.  Stock Split

          On April 29, 1996, the Companys Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend which was distributed on June 12, 1996, to shareholders of record as of May 28, 1996. Shareholders equity at December 31, 1995 and June 30, 1995, has been adjusted to give retroactive effect to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to the per-share amounts in all years, number of shares and stock option data of the companys common stock have been restated.

          Page No. 9
          Waverly, Inc.

          REPORT OF INDEPENDENT ACCOUNTANTS


          To the Shareholders and Board of Directors of Waverly, Inc.

          We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of Waverly, Inc. and its subsidiaries as of June 30, 1996 and June 30, 1995, and for the three month and six month periods then ended. These financial statements are the responsibility of the company's management.

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

          /s/Coopers & Lybrand L.L.P.
          ---------------------------
          Coopers & Lybrand L.L.P.
          July 25, 1996
          Baltimore, Maryland

          Page No. 10
          Waverly, Inc.

          Part I. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               Results of Operations:   Three Months Ended June 30, 1996
                                        Compared With The Three Months Ended
                                        June 30, 1995

          Net Sales were $ 43.3 million for the three months ended June 30, 1996 compared with $ 39.2 million for the three months ended June 30, 1995, an increase of 10.5%. Worldwide book publishing revenues increased 7.1% over the prior year period, from gains in both the domestic and international markets. Periodical revenues increased 15.6% from the prior-year period. Subscription-based revenue increased 12.7% from the prior year as a result of rate increases. Advertising revenue increased 20.6% from greater volume. Revenues from the Company's Professional Learning System (PLS) group increased 19.1 % over the prior year principally due to new product release and the inclusion of the June 1995 acquisition of de'Medici, an interactive training system.

          Cost of Sales was $ 25.5 million, or 58.9% of net sales for the three months ended June 30, 1996 compared to $ 22.5 million, or 57.4% of net sales for the same period last year, an increase of 1.5%. Book publishing cost margin was 57.7% this period compared to 55.6% in the prior year. A higher percentage of front list sales, which carry higher initial composition and printing costs, created the higher cost ratio. Periodical publishing cost margin was 67.9% this period compared to 69.7% in the prior year. Margins improved from price increases, the slowdown of industry-wide paper price increases, lower page usage, and higher proportion of advertising-related revenues. PLS cost margin was 43.5% this year compared to 36.7% last year. The inclusion of the de'Medici product line is the reason for the year to year change.

          Selling and Distribution expenses were $ 10.4 million for the three months ended June 30, 1996 compared to $ 8.8 million for the same period last year, an increase of 18.1%. As percentage of sales, expenses were 24.0% this year compared to 22.5% for the same period last year. Promotional and other marketing costs for large front list books published during the second quarter and the higher startup costs incurred for the national roll out of the de'Medici health care systems are the primary reasons for the increase.

          General and Administrative expenses were $ 3.3 million for the three months ended June 30, 1996 compared to $ 3.3 million for the same period last year. As a percentage of sales, expenses were 7.6% this year compared with 8.6% last year. Higher legal and pension expenses were offset by lower incentive compensation this year compared to last year.

           Page No. 11
           Waverly, Inc.

          Depreciation and Amortization expenses were $1.4 million for the three months ended June 30, 1996 compared to $1.3 million for the same period last year. Investments in new computer hardware and amortization for 1995 acquisitions are the reasons for the year-to-year increase.

          Other Income ( Expense ) was $13,000 for the three months ended June 30,1996 compared to ($32,000) for the comparable period last year. Increased income from international co-publishing ventures accounted for the increase from year to year.

          Income taxes were $924,000 in 1996 or 33.7% of pretax income compared with $1,060,000 or 33.4% of pretax income in 1995.

          Equity in Earnings of Affiliated Entities was a $67,000 gain for the current period compared to a loss of $18,000 for the prior-year period. Included in the gain for this year is the recognition of $100,000 in tax benefits associated with a prior year write-off of the 20% equity minority interest in Quality Medical Publishing.

          Net Income for the three months ended June 30, 1996 was $1.9 million or $0.20 per share compared to $2.1 million or $0.24 per share in the prior- year period, a decrease of 9.5%. Net income was below the comparable period last year because of a sharp decrease in Book Publishing profits. Margins eroded because of high development and marketing expenses for several major textbooks published in the second quarter. The Company has also incurred higher costs for the national roll out of de'Medici. Higher pension expense and one-time legal charges totaling $0.03 per share also affected year-to-year comparisons.

           Page No. 12
           Waverly, Inc.

                        Results of Operations: Six Months Ended June 30,
                                               1996 Compared With The Six
                                               Months Ended June 30, 1995

          Net Sales for the six months ended June 30, 1996 were $81.1 million compared with $73.9 million for the comparable period last year, an increase of 9.7%. Worldwide book publishing revenues increased 6.3%, with domestic revenues increasing by 3.3% and international revenues rising 9.0% over last year.
          The increase in international revenues is derived from the inclusion of Williams & Wilkins Asia-Pacific Ltd. (formerly known as Waverly Info-Med Ltd.) acquired in April 1995. Periodical revenues were 15.9% higher due to subscription price increases and increased advertising volume. Professional Learning System's revenue advanced 12.5% due to the introduction of new product and the inclusion of the recent acquisition of de'Medici, an interactive training system.

          Cost of Sales was $49.0 million, or 60.3% of net sales, for the current period compared to $44.0 million or 59.5% of net sales for the prior year period. Book publishing cost margin was 60.2% this period compared to 57.2% in the prior year. The change in gross margin is a result of a higher proportion of front list titles, which carry higher initial composition and printing costs, being sold this year compared to last year. Periodical publishing cost margin was 68.1% this period compared to 71.2% in the prior year. Margins improved from price increases and the slowdown of industry-wide paper increases. PLS cost margin was 46.6% this year compared to 39.0% in the prior year. The inclusion of the de'Medici product line is the reason for the year to year change.

          Selling and Distribution expenses were $19.9 million or 24.5 % of net sales for the six months ended June 30, 1996 compared with $17.0 million or 23% of net sales for the prior year period. Promotional spending for large new books published during the first half of the year and the higher startup costs incurred for the national roll out of the de'Medici health care systems are the primary reasons for the increase.

          General and Administrative expenses were $6.5 million for the current period, or 8.1% of net sales, compared to $6.4 million or 8.7% of net sales for the prior period. Costs have not increased proportionately with revenues. Higher legal and pension expenses were offset by lower incentive compensation this year compared to last year.

          Depreciation and Amortization expenses were $2.7 million for the first six months of 1996 compared to $2.6 million for the same period last year. Amortization for recent acquisitions is the reason for the year-to-year increase.

          Page No. 13
          Waverly, Inc.

          Other Income ( Expense) was $59,000 for the six months ended June 30, 1996 compared with $295,000 for the comparable period last year. Interest income was $185,000 lower this year due to the use of cash to fund 1995 acquisitions. In addition, foreign currency transaction losses in 1996 were $23,000 compared to $185,000 in gains recognized in 1995.

          Equity in Earnings of Affiliated Entities was $527,000 for the current period compared with $383,000 for the same period last year. Earnings from the Japanese affiliate were higher than last year. In addition, a $100,000 tax benefit was recognized for a prior-year write-off of the 20% equity minority interest in Quality Medical Publishing.

          Net Income was $2.4 million or $0.26 per share for the six months ended June 30, 1996 compared to $3.1 million or $0.35 per share for the six months ended June 30, 1995, a decrease of 20.8%. The decrease in earnings is attributed to several factors including (a) the inclusion last year of the new edition of the flagship product, Stedman's Medical Dictionary, (b) high development and marketing expenses for several major textbooks published in the first half of the year and (c) higher costs incurred for the national roll out of de'Medici.

          Page No. 14
          Waverly, Inc.

          Liquidity and Capital Resources
          -------------------------------
          Total assets were $127.4 million at June 30, 1996 compared with $128.2 million at December 31, 1995 and $124.8 million at June 30, 1995. The increase in assets from one year ago is a result of increased inventory for the inclusion of 1995 acquisitions as well as the increase in book inventory attributed to the expanded number of new publications introduced in the past twelve months. Working capital ratio is 1.4 to 1 at the end of the current period compared to 1.5 to 1 at the end of the same period last year. The decline in the ratio is due to the cash used to reduce long term debt from $6.3 million at June 30, 1995 to $2.5 million at June 30, 1996.

          At June 30, 1996 the Company carried a net borrowing position [ defined as cash less short term and long term borrowings ] of $8.3 million compared with a net borrowing position of $3.1 million at December 31, 1995 and a net borrowing position of $6.9 million at June, 1995. The increase in net borrowing since the start of the year is due primarily to the normal seasonal use of cash to pay semiannual author and periodical royalties and periodical editorial allowances. The increase in net borrowings since June, 1995 is due to cash used to fund the de'Medici acquisition and finance inventory.

          The Company's long term debt is $2.5 million or 5% of shareholders equity at June 30, 1996 compared with $9.9 million or 13% of shareholders equity at June 30, 1995. The Company currently pays a dividend of $0.065 per share per quarter, or $0.26 per year .

          At June 30, 1996 the Company recorded $6.9 million as a deferred U.S. tax asset . This asset is a result of the recognition in prior years of post retirement benefit obligations and reserves for future inventory deductions. The Company expects the deferred tax asset to be realized through future profitable operations, based on the long term earnings record and thus has recorded the asset free of any valuation allowance.

          The Company continues to search for investments in publishing properties and expects to fund such acquisitions through internally generated cash flow.

          Page No. 15
          Waverly, Inc.

          Part II.   OTHER INFORMATION

          Item 1.   Legal Proceedings
                    No change

          Item 2.  Changes in Securities
                   No change

          Item 3.  Defaults upon Senior Securities
                   None

          Item 4. Submission of Matters to a Vote of Security Holders On April 29, 1996, the following items were submitted to a vote at the Companys annual meeting of shareholders:

                   1.  Election of directors:
                       NOMINEE                     FOR    (a)
                       -------                     ----------
                       Samuel G. Macfarlane         3,877,491
                       Ackneil M. Muldrow II        3,877,491
                       Joseph M. Palazzolo          3,877,491
                       William M. Passano, Jr.      3,877,491

                      (a) Equal to 87.26% of total shares, less than 1% of the outstanding shares were withheld.

                   2. Ratification of the appointment by the Board of
                      Directors of Coopers & Lybrand, L.L.P. as the Independent Accountants of the Company for the year 1996:

                      FOR               3,878,117
                      AGAINST                  50
                      ABSTAINED               110

          Page No. 16
          Waverly, Inc.

          Item 5.    Other Information

                     On April 29, 1996, the Company's Board of Directors declared a two-for-one stock split of Waverly's Common Stock, $2.00 par value, (the "Common Stock") to be effected in the form of a stock dividend. One share of Common Stock was issued on June 12, 1996, with respect to each share of Common Stock held by stockholders of record as of the close of business on May 28, 1996. Immediately following the stock split, the number of shares of Common Stock issued and outstanding doubled. The Company's outstanding grants under its employee stock option plans and the number of shares available for grant under the 1995 Employee Stock Option
                     Plan will be adjusted to give effect to the stock split.

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

                     (b) The reports on Form 8K for the quarter ended June 30, 1996:

                          None

          All other items are omitted because they are not applicable or the answers are none.

           Page No. 17
           Waverly, Inc.


           SIGNATURES
           ----------
           Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                                            WAVERLY, INC.

                                            /s/E. Philip Hanlon
                                            -------------------
                                               E. Philip Hanlon
          Date: August 1, 1996                 Vice President, Finance