Form 10-Q
period 1996-09-30
WAVERLY INC
filed 1996-11-14
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.

                                20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                 THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended September 30, 1996, Commission File No.  0-6311

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

           YES   X          NO

          As of September 30, 1996, there were 8,919,938 shares of the Registrant's Common Stock outstanding.

          Page No. 2
          Waverly, Inc.

                          Index
                          -----
          PART I.   Financial Information

          Item 1.   Financial Statements


             Index:                                                  Page No.
             -----                                                   --------
          Unaudited Condensed Consolidated Statements of Income            3

          Unaudited Condensed Consolidated Balance Sheets                  4

          Unaudited Condensed Consolidated Statements of Cash Flows        5

          Notes to Unaudited Condensed Consolidated Financial Statements   6

          Report of Independent Accountants                                9

          Managements Discussion and Analysis of Financial Condition and Results of Operations:

            Results of Operations                                         10

            Liquidity and Capital Resources                               14

          Part II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                       15

          Signatures                                                      16

          Exhibit 11 - Computation of Earnings Per Share                  17

          Exhibit 15 - Letter re:  unaudited interim financial
            information                                                   18

          Exhibit 27 - Financial Data Schedule                            19

          Page No. 3
          Waverly, Inc.


          Condensed Consolidated Statements of Income (Unaudited)
          (in thousands of dollars - except per share amounts)
         -----------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                                 1996                1995                     1996                1995
         -----------------------------------------------------------------------------------------------------------------------
          Net Revenues                        $39,540   100.0%    $33,763   100.0%        $120,677   100.0%   $107,685   100.0%

          Costs and expenses
            Cost of sales                      24,095    60.9      20,622    61.1           73,060    60.5      64,609    60.0
            Selling and distribution            9,485    24.0       8,308    24.6           29,362    24.3      25,301    23.5
            General and administrative          3,064     7.7       2,360     7.0            9,595     8.0       8,797     8.2
            Depreciation and amortization       1,572     4.0       1,367     4.0            4,312     3.6       3,929     3.6
         -----------------------------------------------------------------------------------------------------------------------
          Total operating expenses             38,216    96.6      32,657    96.7          116,329    96.4     102,636    95.3

          Income from operations                1,324     3.4       1,106     3.3            4,348     3.6       5,049     4.7
          Other income (expense)
            Investment income                     234       0.6       256     0.8              745     0.6       1,136     1.1
            Interest expense                     (292)     (0.7)     (268)   (0.8)            (744)   (0.6)       (853)   (0.8)
         -----------------------------------------------------------------------------------------------------------------------
          Total other income (expense)            (58)     (0.1)      (12)    0.0                1     0.0         283     0.3
          Income from operations before income
            taxes and earnings of affiliated
            entities                            1,266       3.3     1,094     3.3            4,349     3.6       5,332     5.0
          Income tax expense                     (397)     (1.0)     (411)   (1.2)          (1,587)   (1.3)     (1,976)   (1.8)
          Equity  in the earnings (losses)
            of affiliated entities                286       0.7       (88)   (0.3)             813     0.7         295     0.3
         -----------------------------------------------------------------------------------------------------------------------
          Net Income                           $1,155       3.0      $595     1.8           $3,575     3.0      $3,651     3.5
         =======================================================================================================================
          Earnings per common share and common
             share equivalents:
          Net Income                            $0.12               $0.06 (1)                $0.38               $0.40 (1)
         =======================================================================================================================
          Cash dividends declared per share    $0.065              $0.060 (1)               $0.190              $0.175 (1)
         =======================================================================================================================
          Average number of common and common
            equivalent shares outstanding   9,362,437           9,247,030 (1)            9,330,772           9,208,074 (1)
         =======================================================================================================================

          (1)  Restated to reflect two-for-one stock split authorized by the Board of Directors on  April 29, 1996.
                See Note 3 .


          See accompanying notes to the condensed consolidated financial statements.

          Page No. 4
          Waverly, Inc.

          Condensed Consolidated Balance Sheets
          (in thousands of dollars except per share amounts)
          ---------------------------------------------------------------------------------------------------------
                                                               (unaudited)                            (unaudited)
                                                              September 30,       December 31,       September 30,
                                                                   1996               1995                1995
          ----------------------------------------------------------------------------------------------------------
                     ASSETS

          Current assets
            Cash and cash equivalents                               $2,441             $4,580                $815
            Accounts receivable, less allowance for doubtful
              accounts ($1,119, $796 and $658 respectively)         41,738             37,730              37,977
            Inventories                                             32,108             31,531              28,715
            Other current Assets                                     2,831              1,053               2,929
            Current deferred income taxes                            3,535              3,042               2,226
          ----------------------------------------------------------------------------------------------------------
          Total current assets                                      82,653             77,936              72,662
          Net property and equipment                                 8,237              9,300               9,471
          Other noncurrent assets                                   40,852             40,963              40,167
          ----------------------------------------------------------------------------------------------------------
          Total assets                                            $131,742           $128,199            $122,300
          ==========================================================================================================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
            Line of credit borrowings                              $14,393               $200              $8,771
            Current portion of long-term debt                        3,711              3,790               2,400
            Accounts payable                                        15,332             16,092              14,635
            Accrued expenses                                         3,613              6,674               4,185
            Royalties payable                                        5,518              9,491               3,819
            Unearned subscription revenues                          13,512             15,177              12,053
            Income taxes payable                                     3,311              3,109               2,728
            Current deferred income taxes                              750              1,192               1,026
          ----------------------------------------------------------------------------------------------------------
          Total current liabilities                                 60,140             55,725              49,617
          Long term debt                                             1,276              3,680               5,076
          Unfunded pension obligation                                3,386              3,447               3,436
          Postretirement benefit obligation                         11,814             11,691              11,668
          Deferred income taxes                                      2,671              2,836               3,086
          Other liabilities                                            750                924                 922
          -----------------------------------------------------------------------------------------------------------
          Total liabilities                                         80,037             78,303              73,805
          -----------------------------------------------------------------------------------------------------------
          Shareholders' equity
            Preferred stock-500,000 shares authorized; none issued
            Common stock-$2 par value; 12,000,000 shares
              authorized, 8,919,938, 8,865,968 and ,8,864,468 shares
              issued and outstanding, respectively (1)              17,840             17,732              17,728
            Additional paid-in capital                              12,414             11,943              11,568
            Retained earnings                                       20,870             19,017              17,895
            Foreign currency translation adjustment                    581              1,204               1,304
          -----------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                51,705             49,896              48,495
          -----------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity              $131,742           $128,199            $122,300
          ===========================================================================================================

          (1)  Shares outstanding  reflect two-for-one stock split.  See Note 3.


          See accompanying notes to the condensed consolidated financial statements.

          Page No. 5
          Waverly, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          (in thousands of dollars)
          -----------------------------------------------------------------------------------------
          For the nine months ended September 30,                      1996                1995
          -----------------------------------------------------------------------------------------
          Cash flows from operating activities
          Net income                                                 $3,575              $3,651
          Adjustments to reconcile net income to
            net cash used in operating activities
             Write-down of property and equipment                         -                  83
             Postretirement benefit obligation                          123                 233
             Equity in the earnings of affiliated entities             (813)               (295)
             Depreciation and amortization                            4,312               3,929
             Deferred income taxes                                   (1,315)              2,695
             Net periodic pension expense(credit)                       197                (591)
             Other                                                       64                   -

          Change in assets and liabilities adjusting
            for the effect of acquisitions
                Accounts receivable                                  (4,008)             (3,824)
                Inventories                                            (873)             (4,698)
                Prepaid expenses                                     (1,778)             (1,849)
                Accounts payable                                       (760)                499
                Accrued expenses                                     (3,061)             (3,693)
                Income taxes payable                                    202                (875)
                Royalties payable                                    (3,973)             (4,131)
                Unearned subscription revenues                       (1,665)             (5,742)
                Other long-term liabilities                            (174)                173
          -----------------------------------------------------------------------------------------
          Net cash used in operations                                (9,947)            (14,435)
          -----------------------------------------------------------------------------------------
          Cash flows from investing activities
            Proceeds from sale of discontinued operations                 -               1,000
            Purchase of property and equipment                       (1,001)             (3,933)
            Capitalized electronic product development costs         (1,672)               (758)
            Acquisition of publishing properties                       (211)             (4,797)
            Decrease in investments in affiliated entities              283                 414
            Proceeds from sales of marketable securities                  -              10,297
            Purchases of marketable securities                            -              (1,000)
          -----------------------------------------------------------------------------------------
          Net cash flows (used in) provided by investing activities  (2,601)              1,223
          -----------------------------------------------------------------------------------------
          Cash flows from financing activities
            Net borrowings under short-term lines of credit          14,193               6,961
            Repayment of long-term debt                             (2,483)              (2,272)
            Common stock dividends paid                             (1,690)              (1,551)
            Proceeds from exercise of stock options                    485                1,046
          -----------------------------------------------------------------------------------------
          Net cash flows provided by financing activities           10,505                4,184
          -----------------------------------------------------------------------------------------
          Net decrease in cash and cash equivalents                 (2,043)              (9,028)
          Effect of exchange rates on cash and cash equivalents        (96)                 241
          Cash and cash equivalents at January 1,                    4,580                9,602
          -----------------------------------------------------------------------------------------
          Cash and cash equivalents at September 30,                $2,441                 $815
          =========================================================================================

          See accompanying notes to the condensed consolidated financial statements.

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

          The condensed consolidated balance sheets as of September 30, 1996 and September 30, 1995, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and September 30, 1995 have been prepared by the Company, without audit.

          In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1996, and for all periods presented have been made.

          This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

          2. (a) Inventories

          Inventories consist of the following:
          -------------------------------------------------------------------
                                (unaudited)                      (unaudited)
                               September 30,    December 31,    September 30,
          (in thousands)               1996            1995             1995
          -------------------------------------------------------------------
          Finished goods            $23,459         $23,852          $19,454
          Work-in-process             8,156           7,296            8,752
          Raw materials                 493             383              509
          -------------------------------------------------------------------
                                    $32,108         $31,531          $28,715
          ===================================================================

          Page No. 7
          Waverly, Inc.

          2. (b) Property and equipment

          -------------------------------------------------------------------
                                 (unaudited)                     (unaudited)
                                September 30,    December 31,   September 30,
          (in thousands)                1996            1995            1995
          -------------------------------------------------------------------
          Land                          $799            $849            $854
          Buildings                    2,439           2,549           2,502
          Office equipment, computers,
            and related software      11,332          11,713          12,704
          -------------------------------------------------------------------
          Total, at cost              14,570          15,111          16,060
          Less:  accumulated
                 depreciation         (6,333)         (5,811)         (6,589)
          -------------------------------------------------------------------
          Net property and equipment  $8,237          $9,300          $9,471
          ===================================================================

          2. (c) Other noncurrent assets
          ------------------------------------------------------------------------------------
                                                 (unaudited)                     (unaudited)
                                                September 30,    December 31,   September 30,
          (in thousands of dollars)                     1995            1995            1996
          ------------------------------------------------------------------------------------
          Equity investment in affiliated entities    $2,626          $2,438          $3,076
          Goodwill                                     8,658           9,083           9,121
          Publication agreements                      14,640          15,698          14,102
          Electronic product
            development costs                          4,210           2,908           2,400
          Other intangible assets                      1,120           1,351           1,370
          Prepaid pension                              5,860           5,967           5,770
          Noncurrent deferred income taxes             3,586           3,371           3,805
          Other                                          152             147             523
          ------------------------------------------------------------------------------------
          Total other noncurrent assets              $40,852         $40,963         $40,167
          ====================================================================================

          Page No. 8
          Waverly, Inc.


          3.  Stock Split

          On April 29, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend which was distributed on June 12, 1996, to shareholders of record as of May 28, 1996. Shareholders equity at December 31, 1995 and September 30, 1995, has been adjusted to give retroactive effect to the stock split by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to the per-share amounts in all years, number of shares and stock option data of the companys common stock have been restated.

          Page No. 9
          Waverly, Inc.

          REPORT OF INDEPENDENT ACCOUNTANTS
          ---------------------------------

          To the Shareholders and Board of Directors of Waverly, Inc.

          We have reviewed the accompanying condensed consolidated balance sheets of Waverly, Inc. and its subsidiaries as of September 30, 1996 and 1995, and the related condensed consolidated statements of income for the three month and nine month periods then ended and the condensed consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the company's management.

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


          /s/Coopers & Lybrand L.L.P.
          ---------------------------
          Coopers & Lybrand L.L.P.
          October 25, 1996
          Baltimore, Maryland

          Page No. 10
          Waverly, Inc.

          Part I. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Results of Operations:   Three Months Ended September 30,
                                        1996 Compared With The Three Months
                                        Ended September 30, 1995

          Net Sales were $39.5 million for the three months ended September
          30, 1996 compared with $33.8 million for the three months ended September 30, 1995, an increase of 17.1%. Worldwide book publishing revenues increased 18.1% over the prior year period, generated by a
          greater number of new publications.   Periodical revenues increased
          13.6% from the prior-year period. Subscription-based revenue increased 8.0% from the prior year as a result of rate increases. Advertising revenue increased 37.8% from greater volume in space advertising, commercial reprints and special publications. Revenues from the Company's Professional Learning System (PLS) group increased 35.4% over the prior year principally due to new product releases and the inclusion of the June 1995 acquisition of deMedici, an interactive training system.

          Cost of Sales was $24.1 million, or 60.9% of net sales for the three months ended September 30, 1996 compared to $20.6 million, or 61.1% of net sales for the same period last year, an increase of 15.9%. Book publishing cost margin was 59.6% this period compared to 59.2% in the prior year. Periodical publishing cost margin was 68.3% this period compared to 70.5% in the prior year. Margins improved from price increases, the slowdown of industry-wide paper price increases, lower page usage, and higher proportion of advertising-related revenues. PLS cost margin was 44.8% this year compared to 53.0% last year. The inclusion of the deMedici product line is the reason for the year to year change.

          Selling and Distribution expenses were $9.5 million for the three months ended September 30, 1996 compared to $8.3 million for the same period last year, an increase of 14.2%. As percentage of sales, expenses were 24.0% this year compared to 24.6% for the same period last year. Promotional and other marketing costs for large front list books to be published in the fourth quarter and the inclusion of costs incurred for the national roll out of the deMedici health care systems are the primary reasons for the increase.

          General and Administrative expenses were $3.1 million for the three months ended September 30, 1996 compared to $2.4 million for the same period last year. As a percentage of sales, expenses were 7.7% this year compared with 7.0% last year. Higher medical and pension expenses, as well as increased incentive compensation expense recorded this year compared to last year were the primary reasons for the increase.

          Page No. 11
          Waverly, Inc.

          Depreciation and Amortization expenses were $1.6 million for the three months ended September 30, 1996 compared to $1.4 million for the same period last year. Amortization of development cost for a larger number of electronic products is the reason for the year-to-year increase.


          Other Income ( Expense ) was ($58,000) for the three months ended September 30, 1996 compared to ($12,000) for the comparable period last year. Foreign exchange gains recorded in 1995 accounted for the year to year change.

          Income taxes were $397,000 in 1996 or 31.4% of pretax income compared with $411,000 or 37.6% of pretax income in 1995.

          Equity in Earnings of Affiliated Entities was a $286,000 gain for the current period compared to a loss of $88,000 for the prior-year period. Higher income from international joint ventures and tax benefits associated with the write-off of the 20% equity minority interest in Quality Medical Publishing are the principal factors.

          Page No. 12
          Waverly, Inc.


                  Results of Operations: Nine Months Ended September 30, 1996
                                         Compared With The Nine Months Ended
                                         September 30, 1995


          Net Sales for the nine months ended September 30, 1996 were $120.7 million compared with $107.7 million for the comparable period last year, an increase of 11.9%. Worldwide book publishing revenues increased 9.9%, with domestic revenues increasing by 14.6% and international revenues rising 6.2% over last year.
          The increase was derived from a greater number of books published this year compared to last year. Periodical revenues were 15.1% higher due to subscription price increases and increased advertising volume. Professional Learning Systems revenue advanced 19.1% due to the introduction of new product and the inclusion of the recent acquisition of deMedici, an interactive training system.

          Cost of Sales was $73.1 million, or 60.5% of net sales, for the current period compared to $64.6 million or 60.0% of net sales for the prior year period. Book publishing cost margin was 60.0% this period compared to 57.8% in the prior year. The change in gross margin is due to a larger number of new books, including large comprehensive textbooks, published in 1996 than in 1995. New titles are normally burdened with all composition costs and other initial development charges in the first print run. Periodical publishing cost margin was 68.2% this period compared to 70.9% in the prior year. Margins improved due to rate increases and a higher proportion of advertising-related revenue this year compared to last. PLS cost margin was 45.5% this year compared to 41.7% in the prior year. The inclusion of the deMedici product line is the reason for the year to year change.

          Selling and Distribution expenses were $29.4 million or 24.3 % of net sales for the nine months ended September 30, 1996 compared with $25.3 million or 23.5% of net sales for the prior year period. Promotional spending for large new books published during the first half of the year and the higher startup costs incurred for the national roll out of the deMedici health care training system are the primary reasons for the increase.

          General and Administrative expenses were $9.6 million for the current period, or 8.0% of net sales, compared to $8.8 million or 8.2% of net sales for the prior period. Higher legal, pension and medical expenses are the reasons for the year to year increase.

          Depreciation and Amortization expenses were $4.3 million for the nine months of 1996 compared to $3.9 million for the same period last year. Amortization for 1995 acquisitions and development cost for a greater number of electronic products number is the reason for the year-to-year increase.

          Page No. 13
          Waverly, Inc.

          Other Income ( Expense) was $1,000 for the nine months ended September 30, 1996 compared with $283,000 for the comparable period last year. Interest income was $220,000 lower this year due to the use of cash to fund 1995 acquisitions. In addition, foreign currency transaction losses in 1996 were $40,000 compared to $185,000 in gains recognized in 1995.

          Income Taxes were $1.6 million or 36.5% of pretax income in the current period compared to $2.0 million or 37.1% of pretax income in the prior year period.

          Equity in Earnings of Affiliated Entities was $813,000 for the current period compared with
          $295,000 for the same period last year. Earnings from the Japanese, German and South American affiliates were higher than last year. In addition, a $270,000 tax benefit was recognized for a prior-year write-off of the 20% equity minority interest in Quality Medical Publishing.

          Net Income was $3.6 million or $0.38 per share for the nine months ended September 30, 1996 compared to $3.7 million or $0.40 per share for the nine months ended September 30, 1995, a decrease of 2.1%. Increased profit generated by Periodical Publishing substantially offset the decrease in Book Publishing earnings which lagged the prior year due to several factors including the inclusion last year of the new edition of the flagship product, Stedmans Medical Dictionary and high promotion and marketing expenses for several major textbooks published in the first half of 1996. In addition, during 1996 the Company incurred higher marketing and selling costs incurred this year for the startup of the deMedici hospital training system acquired last year.

          Page No. 14
          Waverly, Inc.

          Liquidity and Capital Resources
          -------------------------------
          Total assets were $131.7 million at September 30, 1996 compared with $128.2 million at December 31, 1995 and $122.3 million at September 30, 1995. The increase in assets from one year ago is a result of an expanded book publishing operation throughout the world. As a result, trade receivables and inventory have increased to finance the higher level of activity. Working capital ratio is 1.4 to 1 at the end of the current period compared to 1.5 to 1 at the end of the same period last year.
          The decline in the ratio is due to the reduction of long term debt from $5.0 million at September 30, 1995 to $1.3 million at September 30, 1996.

          At September 30, 1996 the Company carried a net borrowing position [ defined as cash less short term and long term borrowings ] of $16.9 million compared with a net borrowing position of $3.1 million at December 31, 1995 and a net borrowing position of $15.4 million at September, 1995. The increase in net borrowing since the start of the year is due primarily to the normal seasonal use of cash to pay semiannual author, society royalties and society editorial allowances. The increase in net borrowings since September, 1995 is due to the use of cash to finance higher levels of inventory and receivables and new electronic products.

          The Company's long term debt is $1.3 million or 2.5% of shareholders equity at September 30, 1996 compared with $5.1 million or 10.5% of shareholders equity at September 30, 1995. The Company currently pays a dividend of $0.065 per share per quarter, or $0.26 per year .

          At September 30, 1996 the Company had a $7.1 million as a deferred tax asset . This asset is a result of the recognition in prior years of post retirement benefit obligations, reserves for future inventory deductions and reserves for undistributed profits in Germany. The Company expects the deferred tax asset to be realized through future profitable operations, based on its long term earnings record and thus has recorded the asset free of any valuation allowance.

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

          Item 1.   Legal Proceedings
                    No change

          Item 2.   Changes in Securities
                    No change

          Item 3.   Defaults upon Senior Securities
                    None

          Item 4.   Submission of Matters to a Vote of Security Holders
                    None

          Item 5.   Other Information
                    On April 29, 1996, the Company's Board of Directors declared a two-for-one stock split of Waverlys Common Stock, $2.00 par value, (the "Common Stock") to be effected in the form of a stock dividend. One share of Common Stock was issued on June 12, 1996, with respect to each share of Common Stock held by stockholders of record as of the close of business on May 28, 1996. Immediately following the stock split, the number of shares of Common Stock issued and outstanding doubled. The Company's outstanding grants under its employee stock option plans and the number of shares available for grant under the 1995 Employee Stock Option Plan will be adjusted to give effect to the stock split.

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

                     (b) The reports on Form 8K for the quarter ended September 30, 1996:

                          None

          All other items are omitted because they are not applicable or the answers are none.

          Page No. 16
          Waverly, Inc.


          SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                                                    WAVERLY, INC.
                                                    /s/E. Philip Hanlon
                                                    -------------------
          Date: October 25, 1996                    E. Philip Hanlon
                                                    Vice President, Finance