Form 10-K
period 1996-12-31
WAVERLY INC
filed 1997-03-31
CIK 105085

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  DC  20549

                                      FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange  Act of 1934


                    For the fiscal year ended December 31, 1996

                          Commission File Number 0-6311

                                    WAVERLY, INC.
                                    --------------
               (Exact name of Registrant as specified in its charter)


                      Maryland                           52-0523730
                      --------                           ----------
          (State or other jurisdiction of              (IRS Employer
           incorporation or organization)           Identification No.)


              351 West Camden  Street
                Baltimore, Maryland                        21201
              -----------------------                      -----
          (Address of principal executive               (Zip Code)
                      offices)

          Registrant's telephone number,                410-528-4000
          including area code


          Indicate by check mark whether the Registrant (1) : has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was $83,077,920, or $22.50 per share as of February 26, 1997. The number of shares outstanding of the Registrant's Common Stock was 8,928,722 as of February 26, 1997.

          Proxy Statement for the 1997 annual meeting of shareholders of the Registrant is incorporated by reference in Part III of this Form 10-K.

                                   PART I

          Item 1.  Business
          -----------------
                               General Description
                               -------------------

          Waverly, Inc. ("Waverly" or the "Company") is a worldwide publisher of books, periodicals and electronic media in the fields of medicine, allied health and related disciplines. Products are distributed to students, practitioners, institutions and companies engaged in the health care industry. The Company has operating offices in the United States , Europe, the Far East, and South America.

          The Company was established in 1890 originally as a printer of
          periodicals for medical and scientific associations.   In 1908
          the Company entered the medical publishing marketplace under the trade name Williams & Wilkins which continues to be the flagship name for the Company's publishing operations. From 1988 through 1990 the Company acquired other publishing businesses that carried distinct trademark names, including Lea & Febiger
          Urban & Schwarzenberg. Prior to November, 1993 the Company was also a major printer of periodicals principally for medical and scientific associations. The Company sold its printing operations in November, 1993.

          The Company's products are sold to customers in over 50 countries. The Company markets and distributes its products in several ways including direct mail, internet marketing, telemarketing, field sales forces and independent distributors.

          Financial disclosure of sales by geographical area for the three years ending December 31, 1996 appears in Note 14 - Net Sales by Geographic Areas of the Company's 1996 Annual Report to
          Shareholders and is incorporated herein in Item 8 of this Form 10-K Annual Report.

          The Company is incorporated in Maryland and its principal executive offices are located at 351 W. Camden Street,
          Baltimore, Maryland 21201.
          ________________________________________________________________

                               Description of Specific
                               Publishing Businesses
                               -----------------------

          Waverly publishes periodicals, books and electronic media to the health care market. Products are sold to students and schools in medicine and other healthcare programs, practitioners, pharmaceutical firms, health care institutions, medical equipment companies, as well as other firms in the general information and publishing business.

          A.  Periodical Publishing
          -------------------------

          The Company publishes periodicals under the trade name of Williams & Wilkins ("W&W") . The Company considers itself to be a leading publisher in the fields of medicine, allied health, and related disciplines. Although there does not exist an official source of market statistics to verify market share, the Company believes that it ranks within the top five medical publishers in the United States.

          Waverly publishes periodicals for major medical and scientific societies ("society publishing") with whom they jointly share in certain editorial and publishing responsibilities. Profits from each periodical are shared by the Company and the society as dictated by the contract terms. The majority of these publications are linked to prestigious international organizations including the American Urological Association, the American Society of Plastic and Reconstructive Surgeons and the Congress of Neurological Surgeons. The Company typically works under long-term contracts with these organizations (three to five years in duration) . Waverly has been successful over the years in renewing such contracts. It's average retention rate over the last ten years is in excess of 75%. Some of the societies have contracted with the Company for over twenty-five years. The Company currently publishes 48 society periodicals. Waverly believes that the relationship with the medical associations and their members are an important link in its ability to attract new authors for its periodical publications as well as for its book and electronic publishing programs. The Company also publishes periodicals which are directly owned by Waverly (" proprietary periodicals "). In 1996, Waverly published 24 such periodicals.

          In 1980 the Company published 36 periodicals compared to the current roster of 72 publications. Circulation of subscription based periodicals ranges from 500 for new or narrowly specialized publications to over 20,000 for leading publications in broader based disciplines. Approximately 20% of the subscribers are located in foreign countries.

          Approximately 65% of the periodicals are published for subscribers in the fields of medicine, including disciplines such as obstetrics and gynecology, psychiatry, nephrology, urology, anesthesia and neurology. The remaining 35% of the publications are directed at the fields of allied health, including nursing, physical and respiratory therapy, audiology and chiropractic.

          Historically, more than 75% of the subscribers to periodicals renew their subscriptions. The Company uses both direct mail campaigns as well as independent subscription agents throughout the world to secure renewals. At December 31, 1996 and 1995 the Company's paid subscriber base was approximately 381,000 and 385,000 respectively.

          Revenues generated from periodical publishing come from three principal sources. Subscription fees account for approximately 57% of the total. Advertising revenues, principally from pharmaceutical and medical equipment manufacturers, contribute approximately 21% of the total. The remaining 22% is derived from sales of reprint articles, mail lists, annual bound volumes and special supplement insert issues from pharmaceutical firms. The Company publishes two periodicals (commonly referred to as "controlled circulation" journals) which rely entirely on advertising revenue for its income source.

          B.  Book Publishing
          -------------------

          1. General Information

          The Company publishes and distributes world-wide over 1,300 titles to students, practitioners, institutions and health care firms. Although no definitive industry statistics are available, the Company believes that it is one of the top ten medical book publishers in the world.

          In the United States, the Company publishes principally under the name of Williams & Wilkins although other imprints or brand names are used for strategic reasons. Other imprints include Lea & Febiger, National Medical Series, and Stedman's Word Book Series. In Munich, Germany the Company owns a publishing firm which operates under the trade name Urban & Schwarzenberg.

          The Company publishes approximately 40% of its titles for the student marketplace while the remaining 60% of titles are directed to medical practitioners and others engaged in the health care industry. Over the years the Company has successfully built a base of product that continues in updated revised editions. It is not uncommon for some titles to continue for 10-15 years beyond its initial publication, particularly for subjects in basic sciences, atlases and reference products. In 1996 approximately 40% of the Company's book products have extended beyond the first edition life cycle.

          The Company publishes approximately 900 English language books and 400 German language books. On average, the Company introduces annually 150 - 200 new titles or new editions of existing titles (commonly referred to as frontlist titles) . During the past three years, book publishing revenues consist of approximately 30% frontlist titles, 55% backlist titles and 15% from special sales to the pharmaceutical industry.

          2.  Marketing & Distribution

          In the United States the Company markets and distributes its publications through several channels including direct mail, conventions, internet marketing, telemarketing, field sales and independent distributors. Approximately 55% of the product line is sold through retail outlets at college, medical and trade bookstores as well as institutional libraries. The balance comes through the direct sales and marketing channels.

          The Company promotes and distributes its English language products to international markets through a separate dedicated division. The division maintains offices in Baltimore, London, Buenos Aires, Hong Kong and Bangkok. The Company is a partner in two distribution companies located in Sydney and Tokyo and also has distribution agreements with partners in Barcelona and Paris.

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

          The Company participates in a number of co-publishing ventures with foreign publishers located in South America, Europe, Asia and the Middle East to translate the Company's English language titles into local language. Under these arrangements the Company retains ownership rights to the translated titles. Separately, the Company also sells outright translation rights to certain book titles. At this time over 559 titles have been translated into non-English language versions.

          C. Electronic Media Publishing
          ______________________________

          The Professional Learning System Division (" PLS ") publishes non-print products for use in education, training and productivity improvement for students and practitioners in nursing, medicine and professionals in health care related industries. Products are marketed under various the trade names including Williams & Wilkins, Medi-Sim, Stedman Words, and de'MEDICI.

          Approximately 400 non-print products are sold in various types of formats including software, video, computer assisted instruction
          (CAI), interactive video disc and CD ROM formats. The Company develops original products for electronic format and in certain cases will convert existing print product into electronic format for sale.

          The Company also participates in certain development and distribution projects with other firms to share in technology and market expertise.

          The Company believes that the non-print product demand will increase rapidly over the next several years . The Company believes it is a leader in the medical publishing industry for providing such non-print products.

          D.  Competition in Medical Publishing
          -------------------------------------

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

          The Company believes that it can compete effectively in the current market environment. Key competitive industry capabilities continue to be the ability (1) to correctly identify educational, training, and other professional learning needs of the customer, (2) to attract quality authors and acquire and develop valuable publication properties, (3) to publish products faster and more cost efficiently, particularly through evolving electronic processes, (4) effectively market and distribute products throughout the world.

          As is common in the publishing business, substantially all of the Company's books and periodicals are protected by copyrights.

                                      Employees

          As of March 1, 1997, the Company had 592 employees.

          Item 1.  Executive Officers of the Registrant
          ----------------------------------------------
          Set forth below are the names, ages, titles and principal occupations during the past five years of the persons who serve as executive officers of the Company:

                                          Position and Business Experience
            Name                 Age       During Past Five Years or More
            ----                 ---      --------------------------------
          William M.              68      Chairman of the Board since 1988.
          Passano, Jr.                    Chief Executive Officer from 1971
                                          to 1991.  Director since 1965.
                                          Employed by the Company since 1955.

          E. Magruder             54      Vice Chairman, Secretary since
          Passano, Jr.                    April, 1990. Vice President,
                                          Administration and Corporate
                                          Secretary from 1971 to 1990.
                                          Director since 1972.  Employed by
                                          the Company since 1965.

          Edward B. Hutton, Jr.   51      President and Director since May,
                                          1988.  Chief Executive Officer
                                          since 1991.  From 1983 to 1988 was
                                          President of Professional Information
                                          Group of Simon & Schuster, Inc.

          Michael Urban           57      President of Urban & Schwarzenberg
                                          and Director since 1990.  Employed
                                          by the Company since the April 1990
                                          acquisition of Urban &
                                          Schwarzenberg.  From 1990 has been
                                          President, and Chief Executive
                                          Officer.

          Arthur E. Newman        48      Executive Vice President since
                                          1990. From 1986 through October,
                                          1989 held various executive
                                          positions at Simon & Schuster, Inc.
                                          ending as Chief Operating Officer
                                          of Prentice Hall Information
                                          Services.  This division was sold
                                          to Maxwell MacMillan in October
                                          1989, where he continued in the
                                          same capacity until March, 1990.

          Carolyn T. Donohue      59      President, International Division
                                          since 1988.  Vice President,
                                          International Marketing from 1981
                                          to 1988.  Employed by the Company
                                          since 1957.

          Item 1 continued

                                          Position and Business Experience
            Name                 Age       During Past Five Years or More
            ----                 ---      ---------------------------------
          Frederick Fusting       46      President, Professional Learning
                                          Systems Division since January
                                          1996.  Vice President, PLS Division
                                          from 1988 to 1995.  Employed by the
                                          Company since 1980.

          Richard J. Perry        51      President, W & W Marketing Division
                                          since 1993. Executive Vice
                                          President of Lea & Febiger from
                                          1991 to 1992.  From 1989 to 1990
                                          was Vice President and General
                                          Manager at Times Mirror, Canada.

          Alma J. Wills           49      President, Periodical Publishing
                                          since 1986. Vice President, Journal
                                          Development from 1984 to 1986.
                                          Employed by the Company since 1976.

          Stephan Joss            40      Chief Operating Officer of Urban &
                                          Schwarzenberg since 1997.
                                          Executive Vice President since
                                          1992.

          E. Philip Hanlon        48      Chief Financial Officer since 1992.
                                          Vice President, Finance, since
                                          March, 1989.  Vice President,
                                          Marketing-Book division from 1987
                                          to 1989.  Controller from 1985 to
                                          1987.

          Jonas A. Ryckis         33      Treasurer, since February 1997.
                                          Assistant Treasurer from 1995 to
                                          1997.  Employed by the Company
                                          since 1989.


          Item 2.   Properties
          --------------------

          In June 1995 the Company relocated it's corporate headquarters to Camden Yards South Warehouse located on 351 West Camden Street, Baltimore, Maryland 21201. Details of this lease between Waverly, Inc. and the Maryland Stadium Authority is incorporated by reference to Exhibit 10H filed with the 1994 Annual Report on Form 10-K.

          As of December 31, 1996, the Company had leases at the following principal locations:

                                              Square  (000's)     Expiration
            Location             Use           Feet  Annual Cost      Dates
            --------             ---           ----  -----------      -----
          Camden Yards South     Office space 72,400  $1,046 in        2005
          351 W. Camden Street                        1996 increasing
          Baltimore, Md. 21201                        to a maximum of
                                                      $1,182 in
                                                      2004.

          Urban & Schwarzenberg  Office space 35,500    628          Various
          - Europe               Warehouse                             with
                                      and                           earliest
                                 Bookstores                          in 1999

         Waverly Europe -       Office space   4,000     55            1997
          London

          Item 2 continued


                                              Square   (000's)    Expiration
            Location             Use           Feet  Annual Cost      Dates
            --------             ---           ----  -----------      -----
          Media, Pennsylvania    Office space 7,500      165           1999

          Williams & Wilkins     Office space 8,600      154           1998
          Asia Pacific                and
          Limited - Hong Kong     Warehouse

          Williams & Wilkins     Office space 2,100       29           1999
          Asia Pacific
          Limited - Thailand


          Item 3.  Legal Proceedings.
          ---------------------------

          As of the date of this report, there were no material legal proceedings pending against the Company or any of its subsidiaries. No material lawsuits or proceedings were terminated in the fourth quarter of 1996.

          Item 4.  Submission of Matters to a Vote of Security Holders.
          -------------------------------------------------------------

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                                Part II

          Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters.
          -------------------------------------------------------------

          The common stock of Waverly is traded on the over-the-counter market, with daily quotations reported in the NASDAQ quotation system. As of February 26, 1997, there were 8,928,722 shares outstanding (9,731,798 if adjusted for stock options exercisable within 60 days after the record date). Including stock options exercisable within 60 days, 3,912,122, or 43.1%, are owned by members of the Passano family, 802,500 shares, or 9.0%, are owned by Michael Urban, and 495,000 shares, or 5.5%, are owned by various members of the Spahr family, all of whom participate in voting trusts with terms similar to those of the voting trust of certain members of the Passano family. There are 414 record holders of the common stock as of February 26, 1997. The following table sets forth the range of high and low prices of the Company's common stock, and the dividends paid in each of the four quarters of the last two years.

                  -------------1996------------     ------------1995-------------
          Quarter      High       Low   Dividends        High       Low   Dividends
          -------------------------------------------------------------------------
          First     $ 24.50   $ 20.00       $.060     $ 17.00   $ 13.12       $.055
          Second      24.50     19.75        .065       18.50     16.62        .060
          Third       26.25     20.00        .065       18.50     17.37        .060
          Fourth      29.50     22.75        .065       23.37     18.12        .060
          -------------------------------------------------------------------------
          Year      $ 29.50   $ 19.75       $.255     $ 23.37   $ 13.12       $.235
          =========================================================================

                                      8

          Item 6.  Selected Financial Data.
          ---------------------------------

          Key Financial Data
          Five-Year Financial History*
          (in thousands of dollars except ratios and per share amounts)

          Year Ended December 31,     1996        1995        1994        1993        1992
          --------------------------------------------------------------------------------
          Income Statement Data:

          Revenues                $170,961    $156,329    $132,064    $121,684    $124,614

          Income (loss) from
          continuing operations      6,347       5,305       4,888      (2,615)      2,766

          Discontinued printing
          operations                     -           -        (228)       (607)      1,999

          Effect of changes in
          accounting principles          -           -           -           -      (4,873)

          Net income (loss)          6,347       5,305       4,660      (2,008)       (108)

          Data Per Common Share:

          Income (loss) from
          continuing operations     $  .68      $  .57      $  .56      $ (.30)     $  .32

          Discontinued printing
          operations                     -           -        (.03)        .07         .23

          Effect of changes in
          accounting principles          -           -           -           -        (.57)

          Net income (loss)            .68         .57         .53        (.23)       (.02)

          Shareholders' equity        6.05        5.64        5.10        4.65        5.15
          (Book Value)

          Cash dividends paid          .255        .235        .220        .220        .205

          Average common shares      8,921       8,844       8,720       8,674       8,656
          (thousands)

          Balance Sheet Data:

          Total assets            $131,293    $129,933    $123,003    $116,317    $114,823

          Investment in
          discontinued
          printing operations            -           -       1,000       2,903      18,460

          Working capital           26,713      22,211      25,832      26,495      34,777

          Current ratio                1.5         1.4         1.5         1.5         1.8

          Long-term debt             2,595       3,680       7,348       8,435      10,892

          Shareholders' equity      54,004      49,896      44,444      40,298      44,625

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          1996 COMPARED WITH 1995
          _______________________

          Company revenues for 1996 totaled $171.0 million, an increase of $14.6 million, or 9%, compared with 1995. Revenues of the Company's three major business segments all produced increases over the prior year. Book Publishing revenues were $105.8 million in 1996 compared with $98.3 million in 1995, an increase of 8%. Domestic Book Publishing revenues increased 16% due principally to an increase in the number of new products published and a substantial year-to-year increase in industry sales principally to pharmaceutical companies. International book sales, which include export sales of English language books and sales of German language books and account for 53% of total book revenues, were essentially unchanged from the prior year. Export sales of English language books increased 13% while sales of German language books declined 3%. Were it not for lower currency valuations, sales of German language books would have remained unchanged from the prior year. Softness in industry sales in Germany account for the lack of growth in 1996.

          Periodical Publishing revenues were $57.8 million in 1996 compared with $52.1 million in 1995, an increase of 11%. Subscription-based revenues increased 7% due to rate increases. Advertising-related revenues increased 17% over 1995. Professional Learning Systems Division (PLS) revenues were $7.3 million in 1996 compared with $6.0 million in 1995, an increase of 22% over 1995. Gains in revenues came entirely from the full year inclusion of de'MEDICI systems, a hospital-based interactive training system purchased by The Company in June 1995.

          Cost of sales was $102.0 million in 1996 compared with $94.0 million in 1995, an increase of 9%. As a percentage of sales, costs were 59.7% in 1996 and 60.1% in 1995. Cost margins for Book Publishing were 58.7% in 1996 compared with 58.0% in 1995. In 1996, the Company published a large number of comprehensive reference titles which carry higher initial composition and printing costs in the first print run. Periodical Publishing cost margins were 67.2% in 1996 compared with 68.9% in 1995. A healthy increase in higher margin advertising revenues coupled with subscription rate increases, which outpaced manufacturing cost increases, led to the favorable margin improvement in 1996. PLS cost margin was 33.6% in 1996 compared with 30.2% in 1995.

          Selling and distribution expenses were $40.5 million in 1996 and $37.1 million in 1995, an increase of 9%. As a percentage of sales, expenses were 23.7% in 1996 and 23.8% in 1995. Expenses as a percentage of sales were unchanged in the Book Publishing group, while in the Periodical Publishing group expenses decreased as a percent of sales due to an increased revenue base. PLS experienced an increase as a percentage of sales due to the national rollout of de'MEDICI systems.

          General and administrative expenses were $12.9 million in 1996 and $11.9 million in 1995, an increase of 8%. As a percentage of sales, expenses were 7.5% in 1996 and 7.6% in 1995. Although pension expense increased $0.9 million from year-to-year, lower costs in other areas coupled with an expanded revenue base resulted in comparable cost ratio for both years.

          Other income was $0.2 million in 1996 and $0.8 million in 1995. Interest earned on invested cash was down from the prior year due to use of cash in the second half of 1995 for acquisitions. Foreign currency transaction gains realized in 1995 in the amount of $0.2 million also attributed to the year-to-year decrease. Interest expense was $1.1 million 1996 and $1.2 million in 1995.

          Equity in earnings of affiliated entities was $906,000 in 1996 compared with $316,000 in 1995. Improved results from all foreign affiliated entities and the recognition of deferred tax benefits associated with Quality Medical Publishing were the reasons for the year-to-year increase.

          Income taxes were $3.2 million in 1996 and $2.6 million in 1995. The effective tax rate was 36.8% in 1995 and 33.9% in 1994.

          Income from continuing operations was $6.3 million, or $.68 per share, in 1996 compared with $5.3 million, or $.57 per share, in 1995, an increase of 19%. The year-to-year increase in earnings from ongoing operations is a result of the substantial gain in profits realized by Periodical Publishing, while Book Publishing and PLS declined from the prior year.

          1995 COMPARED WITH 1994
          _______________________

          Company revenues for 1995 totaled $156.3 million, an increase of $24.3 million, or 18%, compared with 1994. The Company's three major business segments all produced increases over the prior year. Book Publishing revenues were $98.3 million in 1995 compared with $78.7 million in 1994, an increase of 25%. Growth in revenues was spurred by a greater number of new products published, 229 compared with 181 titles published in 1994. In particular, the Company published the 26th edition of the classic Stedmans Medical Dictionary, one of its all-time best sellers, which produced revenues in excess of $2.0 million. Acquisitions in late 1994 and during 1995 added $4.0 million dollars to revenues. International sales, which provide nearly 60% of book revenues, rose 29% over the prior year. Export sales of English language books increased 16% and sales of German language books climbed 34%. Currency valuations in European operations inflated year-to-year comparisons by approximately 5%.

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

          Cost of sales was $94.0 million in 1995 compared with $82.4 million in 1994, an increase of 14%. As a percentage of sales, costs were 60.1% in 1995 and 62.4% in 1994. Cost margins for Book Publishing were 58.0% in 1995 compared with 61.4% in 1994. Improvements were achieved through more stringent and competitive pricing for manufacturing services and efficiency gains from greater output. Periodical Publishing cost margins were 68.8.% in 1995 compared with 68.2% in 1994. Paper price increases during the first half of the year was the principal factor in the year-to-year change. PLS cost margin was 30.2% in 1995 compared with 34.9% in 1994.

          Selling and distribution expenses were $37.1 million in 1995 and $29.8 million in 1994, an increase of 25%. As a percentage of sales, expenses were 23.8% in 1995 and 22.5% in 1994. Expenses increased because of planned expansion in the marketing and sales forces, new investments in customer service systems, and higher promotion expenditures for the heavy fourth quarter publication schedule, which should benefit future periods.

          General and administrative expenses were $11.9 million in both 1995 and 1994. As a percentage of sales, expenses were 7.6% in 1995 and 9.0% in 1994. Expenses grew slower than the rate of sales increase due to the full-year impact of staff reductions initiated in 1994, lower health care costs per employee, and the benefit of economic efficiencies attributed to the higher volume of business.

          Other income was $0.8 million in 1995 and $0.9 million in 1994. Interest earned on invested cash was down from the prior year due to use of cash for acquisitions. Interest expense was $1.2 million for both years. Interest on long-term debt decreased due to principal repayments but additional interest was paid on completion of prior-year tax audits.

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

          Income from continuing operations was $5.3 million, or $0.57 per share, in 1995 compared with $4.9 million, or $0.56 per share, in 1994. Excluding the effect of Urban & Vogel, discussed previously, earnings in 1994 were $0.31 per share. The significant year-to-year increase in the ongoing operations of the Company is a result of initiatives taken over the past two years to expand new product introductions, further penetrate foreign markets, and increase operating efficiencies.

          During 1994 the Company recorded an additional charge of $228,000, or $0.03 per share, to discontinued operations to reflect the final measurement of the loss on the 1993 sale of the Printing Division.

          Net income was $5.3 million, or $0.57 per share, in 1995 compared with $4.7 million, or $0.53 per share, in 1994.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Net cash provided by operations was $9.2 million in 1996 compared with $0.9 million in 1995 and $7.6 million in 1994. The substantially greater increase in 1996 compared with 1995 was due to higher operating income in 1996, the absence in 1996 of a buildup of inventory and receivables as experienced in 1995, and higher collections in 1996 for subscription renewals. Cash generated by the Company in 1996 was used to pay dividends of $2.3 million, purchase property and equipment of $1.6 million, reduce long-term debt by $2.5 million, and invest $2.4 million in electronic software development.

          The Company maintains bank lines of $39.6 million worldwide.
          There were short-term borrowings of $1.4 million at year end, leaving a borrowing capacity of $38.2 million at December 31, 1996. The Company expects the bank lines to be sufficient to finance operating activities in 1997 with a minimal short-term borrowing balance at December 31, 1997. In addition, the Company will retire $2.4 million of its long-term debt during 1997. The Company guarantees a credit line in the amount of $512,000 for its subsidiary, Williams & Wilkins Asia Pacific Ltd., as well as various lines of credit, not to exceed $400,000 for the 50%-owned affiliate, Mosby-Williams & Wilkins Pty., Ltd.

          At December 31, 1996, the Company has recorded U.S.-based deferred tax assets amounting to $6.9 million, due primarily to postretirement benefit obligations and future inventory-related deductions. Based on the Company's long-term earnings record and projected future earnings, the deferred tax asset was recorded free of any valuation allowance.

          In 1997 the Company expects to invest $2.0 million to purchase certain assets of Igaku-Shoin Medical Publishers, Inc. (see Note
          16). In addition, the Company expects to invest $1.0 million for capital expenditures, principally computer equipment and related software, and $2.0 million for electronic product development. In 1997 the Company expects cash flow from operations to be adequate to fund capital investments, dividend payments, and scheduled long-term debt retirements.


          Item 8. Financial Statements and Supplementary Data.
          ----------------------------------------------------

                         Report of Independent Accountants
                         ---------------------------------

          The Board of Directors and Shareholders of Waverly, Inc.

          We have audited the accompanying consolidated balance sheets of Waverly, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, shareholders' equity and cash flows of Waverly, Inc. and subsidiaries as of December 31, 1994 and for the years ended December 31, 1994 and 1993 were audited by other auditors, whose report, dated February 22, 1995 expressed an unqualified opinion on those statements.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waverly, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

          Baltimore, Maryland                         Coopers & Lybrand L.L.P.
          January 31, 1997

                          Report of Independent Accountants
                          ---------------------------------

          To the Shareholders and Board of Directors of Waverly, Inc.

          In our opinion, the consolidated financial statements and financial statement schedules listed under Part IV item 14 for 1994 and 1993 present fairly, in all material respects, the financial position of Waverly, Inc. and its subsidiaries at December 31, 1994, and the results of their operations and their cashflows for the two years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements on these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


          PRICE WATERHOUSE LLP

          Baltimore, Maryland
          February 22, 1995

          Consolidated Balance Sheets
          (in thousands of dollars except per share amounts)
          --------------------------------------------------------------------
          At December 31,                                    1996        1995
          --------------------------------------------------------------------
                              ASSETS
          Current  assets

             Cash and cash equivalents                   $  6,727   $   4,580
             Accounts receivable, less allowance for
               doubtful accounts
               ($1,493 and $796, respectively)             40,385      39,464
             Inventories                                   30,910      31,531
             Current deferred taxes                         3,263       3,042
             Prepaid expenses                               1,172       1,053
          --------------------------------------------------------------------
          Total current assets                             82,457      79,670
          --------------------------------------------------------------------
          Property and equipment
             Land                                             792         849
             Buildings and improvements                     2,393       2,549
             Office and computer equipment                 11,356      11,713
          --------------------------------------------------------------------
                                                           14,541      15,111
             Less:  accumulated depreciation               (6,701)     (5,811)
          --------------------------------------------------------------------
          Net property and equipment                        7,840       9,300
             Intangible assets                             23,912      26,132
             Electronic product development assets          4,439       2,908
             Investments in affiliated entities             3,065       2,438
             Prepaid pension                                5,825       5,967
             Deferred taxes                                 3,604       3,371
             Other assets                                     151         147
          --------------------------------------------------------------------
          Total assets                                   $131,293    $129,933
          ====================================================================

                               LIABILITIES AND SHAREHOLDERS EQUITY

          Current liabilities
             Line of credit borrowings                  $  1,366    $     200
             Current portion of long-term debt             2,400        3,790
             Accounts payable                             16,632       16,092
             Accrued expenses                              5,299        6,674
             Royalties payable                            10,541        9,491
             Unearned subscription revenues               17,791       16,911
             Income taxes payable                          1,361        3,109
             Current deferred taxes                          354        1,192
          --------------------------------------------------------------------
          Total current liabilities                       55,744       57,459
          --------------------------------------------------------------------
             Long-term debt                                2,595        3,680
             Unfunded pension obligation                   3,369        3,447
             Postretirement benefit obligation            11,719       11,691
             Deferred taxes                                2,942        2,836
             Other liabilities                               920          924
          --------------------------------------------------------------------
          Total liabilities                               77,289       80,037
          --------------------------------------------------------------------
          Commitments and contingencies (Note 13)
          Shareholders equity
             Preferred stock 500,000 shares
               authorized; none issued
             Common stock $2 par value; 12,000,000
               shares authorized, 8,923,138 and
               4,432,984 shares issued and outstanding,
               respectively                               17,846        8,866
             Additional paid-in capital                   12,574       11,943
             Retained earnings                            23,063       27,883
             Foreign currency translation adjustment         521        1,204
          --------------------------------------------------------------------
          Total shareholders equity                       54,004       49,896
          --------------------------------------------------------------------
          Total liabilities and shareholders equity     $131,293     $129,933
          ====================================================================

          The accompanying notes are an integral part of these consolidated financial statements.

          Consolidated Statements of Operations
          (in thousands of dollars except per share amounts)
          --------------------------------------------------------------------
          For the year ended December 31,          1996       1995      1994
          --------------------------------------------------------------------
          Revenues                             $170,961   $156,329  $132,064
          Costs and expenses
            Cost of sales                       102,027     94,015    82,399
            Selling and distribution             40,540     37,133    29,761
            General and administrative           12,899     11,946    11,888
            Depreciation and amortization         6,053      5,292     4,479
                                               -------------------------------
          Total operating expenses              161,519    148,386   128,527
          --------------------------------------------------------------------
          Operating income                        9,442      7,943     3,537
          --------------------------------------------------------------------
          Other income (expense)
            Investment income                       234        808       942
            Interest expense                     (1,065)    (1,201)   (1,197)
                                                ------------------------------
          Total other expense                      (831)      (393)     (255)
          --------------------------------------------------------------------
          Income from continuing operations
            before income taxes and earnings
            of affiliated entities                8,611      7,550     3,282
          --------------------------------------------------------------------
          Income Tax Expense                     (3,170)    (2,561)   (1,150)
          Equity in the earnings of affiliated
            entities, including net gain on
            sale of Urban & Vogel of $2,485 in
            1994                                    906        316     2,756
                                                 -----------------------------
          Income from continuing operations       6,347      5,305     4,888
          Discontinued printing operations:
            Loss on sale of printing
            operations, net of income tax
            benefit of $139                           -          -      (228)
          --------------------------------------------------------------------
          Net income                           $  6,347   $  5,305  $  4,660
          ====================================================================
          Earnings (loss) per common share:
          Income from continuing operations    $    .68   $    .57  $    .56
          Discontinued printing operations:
            Loss on sale of printing
              operations, net of income
              tax benefit                             -          -      (.03)
                                               -------------------------------
          Net income                           $    .68   $    .57  $    .53
          ====================================================================
          The accompanying notes are an integral part of these consolidated financial statements.

          Consolidated Statements of Shareholders Equity
          (in thousands of dollars except per share amounts)
          -----------------------------------------------------------------------------------------------
          For the three years ended December 31, 1996
          -----------------------------------------------------------------------------------------------
                                                          Additonal                 Currency
                                                 Common    Paid-in     Retained    Translation
                                                  Stock    Capital     Earnings     Adjustment     Total
          -----------------------------------------------------------------------------------------------
          Balance, December 31, 1993            $ 8,703     $10,284     $21,917      $   (606)   $40,298
            Net loss                                                      4,660                    4,660
            Cash dividends - $.220 per share                             (1,918)                  (1,918)
            Exercise of stock options                34         272                                  306
            Common stock issued for director
              fees                                    4          39                                   43
            Foreign currency translation
              adjustments                                                               1,055      1,055
          -----------------------------------------------------------------------------------------------
          Balance, December 31, 1994              8,741      10,595      24,659           449     44,444
            Net income                                                    5,305                    5,305
            Cash dividends - $.235 per share                             (2,081)                  (2,081)
            Exercise of stock options               122         937                                1,059
            Common stock issued for director
              fees                                    3          47                                   50
            Tax benefits related to exercise
              of stock options                                  364                                  364
            Foreign currency translation
              adjustments                                                                 755        755
          -----------------------------------------------------------------------------------------------
          Balance, December 31, 1995              8,866      11,943      27,883          1,204    49,896
            Net income                                                    6,347                    6,347
            Cash dividends $.255 per share                               (2,272)                  (2,272)
            Exercise of stock options                81         427                                  508
            Common stock issued
              for director fees                       4          60                                   64
            Two-for-one common stock split
              (Note 2)                            8,895                  (8,895)                       -
            Tax benefits related to exercise
              of stock options                                  144                                  144
            Foreign currency translation
              adjustments                                                                 (683)     (683)
          -----------------------------------------------------------------------------------------------
          Balance, December 31, 1996            $17,846     $12,574     $23,063        $    521  $54,004
          ===============================================================================================

          The accompanying notes are an integral part of these consolidated financial statements.

          Consolidated Statements of Cash Flows
          (in thousands of dollars)
          -------------------------------------------------------------------------------
          For the year ended December 31,                    1996        1995       1994
          -------------------------------------------------------------------------------
          Cash flows from operating activities
          Net income                                       $6,347      $5,305     $4,660
          Adjustments to reconcile net income
           to net cash from operating activities
            Discontinued printing operations                    -           -        228
            Postretirement benefit obligation                 574         665        818
            Equity in the (earnings) losses of
             affiliated entities,including net gain
             on sale of Urban & Vogel of $2,485 in 1994      (906)       (316)    (2,756)
            Depreciation and amortization                   6,053       5,292      4,479
            Deferred income taxes                            (984)      2,229       (979)
            Net periodic pension expense (credit)             521        (395)      (417)
            Other                                             180          71          -
          Change in assets and liabilities, adjusted for
           the effect of acquisitions and divestitures
            Accounts receivable                            (1,241)     (3,098)       266
            Inventories                                      (324)     (7,173)    (1,786)
            Prepaid expenses                                 (125)         36      1,134
            Accounts payable                                  782       1,749     (1,850)
            Accrued expenses                               (1,314)     (1,522)       391
            Income taxes payable                           (1,608)       (193)     3,578
            Royalties payable                               1,234       1,541      1,218
            Unearned subscription revenues                    981      (2,618)      (725)
            Other long-term liabilities                    (1,007)       (627)      (674)
          -------------------------------------------------------------------------------
          Net cash provided by operations                   9,163         946      7,585
          -------------------------------------------------------------------------------


          Cash flows from investing activities
            Proceeds from sale of Urban & Vogel                 -           -      4,202
            Proceeds from sale of discontinued
              operations                                        -       1,000      2,903
            Purchase of property and equipment             (1,590)     (4,862)    (3,481)
            Proceeds from sale of property and
              equipment                                        11           -          -
            Acquisition of businesses and
              publishing properties                          (211)     (6,269)    (4,751)
            Additions to electronic product
              development assets                           (2,364)     (1,396)    (1,411)
            Decrease in investments in
              in affiliated entities                          180         310        431
            Proceeds from sale of marketable
              securities                                        -      10,312     16,900
            Purchases of marketable securities                  -      (1,000)   (15,032)
          -------------------------------------------------------------------------------
          Net cash flows used in investing activities      (3,974)     (1,905)      (239)
          -------------------------------------------------------------------------------
          Cash flows from financing activities
            Net borrowings (payments) under
              short-term lines of credit                    1,166        (960)      (386)
            Proceeds from issuances of long-term debt           -           -      1,300
            Repayment of long-term debt                    (2,475)     (2,278)    (2,446)
            Common stock dividends paid                    (2,272)     (2,081)    (1,918)
            Proceeds from exercise of stock options           508       1,059        306
          -------------------------------------------------------------------------------
          Net cash flows used in financing activities      (3,073)     (4,260)    (3,144)
          -------------------------------------------------------------------------------
          Net increase (decrease) in cash and
            cash equivalents                                2,116      (5,219)     4,202
          Effect of exchange rates on cash and
            cash equivalents                                   31         197         13
          Cash and cash equivalents beginning of year       4,580       9,602      5,387
          -------------------------------------------------------------------------------
          Cash and cash equivalents end of year            $6,727      $4,580     $9,602
          ===============================================================================

          The accompanying notes are an integral part of these consolidated financial statements.

          Note 1  Business Operations
          ---------------------------
          Waverly and its subsidiaries (the Company) are worldwide publishers of print and electronic media in the fields of medicine, allied health, and related health care disciplines. Products are distributed worldwide and the Company has operating offices in the United States and foreign locations.

          Note 2  Summary of Significant Accounting Policies
          --------------------------------------------------
               Principles of Consolidation
               ---------------------------
          The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Three of the Company's majority-owned subsidiaries have a November 30 year end. Investments in companies where Waverly has less than a 50% interest but can exercise significant influence are accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. All acquisitions of business and publishing properties have been accounted for using the purchase method of accounting.

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

               Reclassifications
               -----------------
          Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current years presentation, and discontinued operations have been separately identified for all periods presented.

               Revenue Recognition
               -------------------
          Sales include the publication of books and periodicals for which sales and related cost of sales are recognized when the book or periodical issue is shipped to the customer. Overcopies of a periodical issue are carried in inventory at no cost since the entire manufacturing cost of a periodical issue is charged to cost of sales when the issue is shipped. Subscription payments received are deferred and recorded as income in the period in which the related issue is shipped.

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

          Depreciation is computed by the straight-line method based on the estimated service lives of the assets. Service lives range from 10 to 35 years for buildings and improvements and from 2 to 10 years for computers, software, and equipment. Depreciation charged to operations amounted to $2,510,000, $2,296,000, and $2,112,000, for 1996, 1995, and 1994, respectively.

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of", effective January 1, 1996. The standard requires the Company to review long-lived assets for the impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this statement had no effect on the Company's financial condition or results of operations.

               Investment in Affiliated Entities
               ---------------------------------
          The Company has noncontrolling equity interests in various affiliated entities. The equity method of accounting is used for these investments.

               Electronic Product Development Assets
               -------------------------------------
          Electronic product development costs are capitalized when incurred. Capitalization of electronic product development costs begins upon the establishment of product feasibility. The establishment of product feasibility and the ongoing assessment of recoverability of capitalized electronic product development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated useful life and changes in technology.

          Amortization of capitalized electronic product development assets is provided on a product-by-product basis using the straight-line method over the estimated useful life of the product.
          Amortization charged to operations amounted to $1,234,000, $802,000, and $761,000, for 1996, 1995, and 1994, respectively.

               Intangible Assets and Goodwill
               ------------------------------
          Subscription lists and noncompete agreements arising from acquisitions are amortized on a straight-line basis over their estimated useful lives, periods ranging from 5 to 10 years. Amortization charged to operations amounted to $286,000, $310,000, and $332,000, for 1996, 1995, and 1994, respectively.

          Publication agreements represent the fair value of the rights to publish certain valuable publication titles acquired outright and in business combinations. The agreements are amortized on a straight-line basis over the periods benefited, ranging from 10 to 40 years. Amortization charged to operations amounted to $1,546,000, $1,456,000, and $1,114,000, for 1996, 1995, and 1994,
          respectively.

          Goodwill represents the cost in excess of fair value of the net tangible and identifiable intangible assets of companies acquired in business combinations. Goodwill is amortized on a straight-line basis over the periods benefited not exceeding 40 years. Amortization charged to operations amounted to $416,000, $318,000, and $143,000, for 1996, 1995, and 1994, respectively.

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

               Concentrations of Business Risk
               -------------------------------
          Other than accounts receivable from major U.S. medical book distributors, which amounted to $11,768,000 and $11,175,000 at December 31, 1996 and 1995, respectively, the Company is not subject to any significant credit risk from concentrations of receivables or other assets in a particular customer group or industry segment. The Company's products and services are used generally by health care professionals and professional societies throughout the world. In conjunction with the 1993 sale of the Printing Division, the Company entered into a long-term contract with the purchaser to provide a substantial portion of all printing services for its periodicals. Such services are performed at two separate facilities. The Company believes that, in the event of disruption of services, work in progress could be transferred to other facilities without lengthy interruption of production.

               Earnings Per Common Share
               -------------------------
          The computation of earnings per common share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The number of weighted average shares used in computing the earnings per share was 9,354,981, 9,245,294, and 8,719,306, for 1996, 1995,
          and 1994, respectively. Earnings assuming full dilution were not significantly different from the primary amounts.

               Common Stock Split
               ------------------
          On April 29, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend which was distributed on June 12, 1996, to shareholders of record as of May 28, 1996. In this report, all references in the financial statements to the per-share amounts and stock option data of the Company's common stock have been restated for all years.

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

          Note 3  Investments in Affiliated Entities
          ------------------------------------------
          The Company has noncontrolling interests in various affiliated entities. The more significant investments are in Japan, Australia, and Germany.

          On November 30, 1996, the Company entered into an agreement to form two separate joint venture arrangements with Groupe Masson, a unit of CEP Communications, a global communications and publishing company based in Paris. Both ventures will be equally owned by Waverly and Groupe Masson. The first venture is named Masson-Williams France, based in Paris. The Company contributed the net assets of its wholly owned French subsidiary, Editions Pradel, to the joint venture and Groupe Masson contributed cash. The second venture is named Masson-Williams & Wilkins Espana, based in Barcelona. Both companies contributed cash to form this joint venture. These ventures will enable the Company's English language products to be translated and distributed in French-speaking and Spanish-speaking countries.

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

          Equity in the earnings of affiliated entities consists
          of the following:
          --------------------------------------------------------------------
          (in thousands)                        1996        1995       1994
          --------------------------------------------------------------------
          Equity in earnings (loss)

          Verlegerdienst Munchen
            (Germany)                          $ 276       $ 215      $ 309
          Mosby-Williams & Wilkins
            Pty., Ltd. (Australia)               101          37         54
          Igaku-Shoin MYW, Ltd.
            (Japan)                              200         100         77
          Waverly Hispanica S.A.
            (Argentina)                          127          25        125
          Info-Med Ltd. (Hong Kong)                -           -         15
          Quality Medical Publishing
            (United States)                      202*        (61)       (11)
          ------------------------------------------------------------------
          Subtotal                               906         316        569
          Urban & Vogel (Germany)
            Operational (losses)                   -           -       (298)
            Gain on sale                           -           -      2,485
          ------------------------------------------------------------------
          Total equity in earnings             $ 906       $ 316     $2,756
          ------------------------------------------------------------------
          *Represents tax benefits previously not recognized.

          Note 4  Intangible Assets
          -------------------------

          Intangible assets consisted of the following at December 31:

          -------------------------------------------------
          (in thousands)                    1996      1995
          -------------------------------------------------
          Goodwill                       $10,961   $10,715

          Publication agreements          21,386    21,140
          Subscription lists and
            noncompete agreements          2,417     2,417
          Accumulated amortization       (10,852)   (8,140)
          -------------------------------------------------
          Total                          $23,912   $26,132
          =================================================


          Note 5  Restructuring and Facility Relocation Charges
          -----------------------------------------------------

          During 1993, management decided to strategically consolidate certain functions within the publishing and corporate operations that resulted in a reduced workforce and to relocate its facilities. Accordingly, the Company incurred a one-time charge to operations of $3,572,000 primarily related to employee separation costs and disposition of previously owned facilities. The unpaid portion of these charges amounted to $367,000 and $534,000 at December 31, 1996 and 1995, respectively. The balance at December 31, 1996 consists of employee separation agreements to be paid through the year 2000.

          Note 6  Inventory
          -----------------

          Inventories at December 31 consist of the following:

          ------------------------------------------------
          (in thousands)                    1996      1995
          ------------------------------------------------
          Finished goods                $ 24,318  $ 23,852
          Work-in-process                  6,116     7,296
          Raw materials                      476       383
          ------------------------------------------------
                                        $ 30,910  $ 31,531
          ================================================

          If the FIFO method of inventory had been used by the Company for domestic inventory, the carrying value would have been $655,000 higher than reported at December 31, 1996 and $49,000 higher than reported at December 31, 1995.

          The Company regularly reviews its medical book inventories on a title-by-title basis for salability. The cost of those books determined to have impaired or no sales value is charged to income in the period of determination. Charges to income amounted to $2,906,000, $2,422,000, and $2,105,000, for 1996, 1995, and
          1994, respectively.

          Note 7  Debt
          ------------

          The Company maintains uncollateralized lines of credit borrowing arrangements of $39,600,000 with various banks. In 1996, interest rates under these agreements ranged from 6.58% to 7.09%. At December 31, 1996 and 1995, unused bank lines of credit amounted to approximately $38,200,000 and $38,800,000, respectively. There are no compensatory balance arrangements or commitment fees in connection with these arrangements.

          Long-term debt at December 31 consists of the following:

          --------------------------------------------------
          (in thousands)                    1996       1995
          --------------------------------------------------
          Term loans                     $ 4,898    $ 7,366
          Related party note 8%               97        104
          --------------------------------------------------
                                           4,995      7,470
          Less current maturities         (2,400)    (3,790)
          --------------------------------------------------
          Long-term debt                 $ 2,595    $ 3,680
          ==================================================

          The Company has an uncollateralized senior term loan with a lending institution that requires quarterly interest payments at an interest rate of 9.09% per annum. The principal is payable in ten semiannual payments of $1,200,000, which started in September 1993. The provisions of the financing agreement include restrictions, without prior written consent, to incur additional borrowings, sell assets, pay cash dividends, repurchase the Company's common stock, and enter into a merger or consolidation with another company. In addition, the financing agreement includes prepayment penalties. The Company's German subsidiary has a loan of $1,299,000 with a lending institution at an annual rate of 5.9%. The loan is collateralized by Company-owned real estate with a fair market value in excess of the principal. The loan is due to be paid in one installment on December 31, 1998.

          Estimated fair values of debt obligations approximate the carrying value at December 31, 1996 and 1995, respectively.

          The related party note of $97,000 is due upon notice of one year. Long-term debt maturities, not including the related party note, in each of the three years subsequent to December 31, 1996, are $2,400,000 in 1997 and $2,498,000 in 1998.

          The Company guarantees a credit line in the amount of $512,000 for its subsidiary, Williams & Wilkins Asia Pacific Ltd., as well as various lines of credit not to exceed $400,000 for the affiliate, Mosby-Williams & Wilkins Pty., Ltd.

          Cash outflows from operating activities include interest paid of $1,065,000, $1,201,000, and $1,197,000, for 1996, 1995, and 1994,
          respectively.

          Note 8  Income Taxes
          --------------------

          Pretax income (loss) from continuing operations for the years ended December 31 was taxed under the following jurisdictions:

          -------------------------------------------------------
          (in thousands)                 1996      1995      1994
          -------------------------------------------------------
          Domestic                    $ 6,212   $ 5,223   $ 2,753
          Foreign                       2,399     2,327       529
          -------------------------------------------------------
          Total                       $ 8,611   $ 7,550   $ 3,282
          =======================================================

          The provision (benefit) for income taxes charged to continuing operations is presented below:

          --------------------------------------------------------
          (in thousands)                 1996      1995      1994
          --------------------------------------------------------
          Current provision
            U.S. Federal              $ 2,124   $   843   $ 1,299
            State                         405       161       247
            Foreign                     1,828        (8)      583
          --------------------------------------------------------
          Total current               $ 4,357   $   996   $ 2,129
          ========================================================
          Deferred provision
            U.S. Federal                 (185)      326      (981)
            State                        (270)       94      (185)
            Foreign                      (732)    1,145       187
          --------------------------------------------------------
          Total deferred               (1,187)    1,565      (979)
          --------------------------------------------------------
          Income tax
            expense                   $ 3,170   $ 2,561   $ 1,150
          ========================================================

          Deferred tax assets (liabilities) arising from differences in accounting methods for book and tax purposes at December 31 consist of the following:


          Domestic
          -------------------------------------------------
          (in thousands)                    1996      1995
          -------------------------------------------------
           Postretirement obligation    $  4,607  $  4,443
           Inventory related               1,704     1,377
           Depreciation                      104       187
           Printing Division sale            111       369
           Asset provisions                  863       506
           NOL benefits                      839       637
           Group insurance                   163       139
           IRS settlements                   425       486
           Contributions                     363       441
           Other, net                        275       387
          -------------------------------------------------
          Gross deferred tax assets        9,454     8,972
          -------------------------------------------------
           Prepaid pension                (2,181)   (2,175)
           Excess of tax over book
             amortization                   (205)     (364)
           Undistributed profits            (112)        -
           Other, net                        (89)      (20)
          -------------------------------------------------
          Gross deferred tax
            liabilities                   (2,587)   (2,559)
          -------------------------------------------------
          Net deferred tax asset        $  6,867  $  6,413
          =================================================

          Foreign

          -------------------------------------------------
          (in thousands)                    1996      1995
          -------------------------------------------------
           Undistributed profits        $    141   $     -
           Pension liability                 147       114
          -------------------------------------------------
          Gross deferred tax assets          288       114
          -------------------------------------------------
           Excess of tax over book
             amortization                 (1,710)   (1,816)
           U&V gain                       (1,129)   (1,135)
           Inventory related                (631)     (741)
           Undistributed profits               -      (328)
           Book return provision            (114)     (122)
          -------------------------------------------------
          Gross deferred tax
            liabilities                   (3,584)   (4,142)
          -------------------------------------------------
          Net deferred tax liability     $(3,296)  $(4,028)
          =================================================

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

          Set forth below is a reconciliation from the applicable U.S. federal statutory tax expense (benefit) to the effective tax rate for the years ended December 31:

          -------------------------------------------------------
          (in thousands)                  1996     1995     1994
          -------------------------------------------------------
          U.S. Federal statutory
            tax expense (benefit):     $ 2,928  $ 2,567  $ 1,116
          Increase (decrease) in tax
            rate resulting
            from state income taxes,
            net of federal tax benefit      79       79      181
          Effect of foreign taxes          473      346      345
          Foreign sales corporation
            tax benefit                   (320)    (287)    (268)
          Contributions                    (46)     (37)     (53)
          Other, net                        56     (107)    (171)
          -------------------------------------------------------
          Income tax expense           $ 3,170  $ 2,561  $ 1,150
          =======================================================
          Effective tax rate             36.8%    33.9%    35.0%
          =======================================================

          The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. The amount approximated $144,000 for 1996 and $364,000 in 1995.

          Cash outflows from operating activities include income taxes paid of $4,883,000, $603,000, and $1,434,000, for 1996, 1995, and
          1994, respectively.

          Note 9  Employee Benefit Plans
          -----------------------------

               Funded Pension Plan
               -------------------
          The Company has a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are determined using a career average earnings formula. The Company's funding policy is to contribute the amount necessary to insure that plan assets meet current plan obligations. The projected benefit obligations at December 31, 1996, 1995, and 1994 were determined using assumed weighted average discount rates of 7.7%, 7.0%, and 8.9%, respectively. The assumed long-term rate of compensation increase is 5.0% for 1996, 5.5% for 1995, and 5.5% for 1994. The
          assumed long-term rate of return on plan assets is 9% per year for all periods presented. Mortality rates and turnover rates were applied based on appropriate statistical tables and applicable Company experience. A summary of cost components included in the net periodic pension expense (credit) and the funded status of the plan for the years ended December 31 is presented as follows:

          ---------------------------------------------------------
          (in thousands)                  1996      1995      1994
          ---------------------------------------------------------
          Service cost benefits
            earned for the period       $  430    $  269    $  412
          Interest cost on projected
            benefit obligation           1,824     1,697     1,735
          Amortization of loss and
            prior service cost             (12)      (12)      213
          Return on plan assets         (2,399)   (2,062)   (2,335)
          Amortization of unrecognized
            net gain at date of
            initial application
            of FAS 87                        -      (680)     (684)
          Amortization of
            unrecognized net loss          300         -         -
          ---------------------------------------------------------
          Net periodic pension
            expense (credit)            $  143    $ (788)   $ (659)
          =========================================================

          The funded status of the plan at December 31 is presented below:

          ----------------------------------------------------------------
          (in thousands)                   1996         1995         1994
          ----------------------------------------------------------------
          Actuarial present value of:
            Vested benefit obligation  $(23,211)    $(24,249)    $(18,737)
            Nonvested benefit
              obligation                   (329)        (385)        (231)
          ----------------------------------------------------------------
          Accumulated benefit
            obligation                  (23,540)     (24,634)     (18,968)
          Effect of projected
            actuarial increases          (1,578)      (1,821)      (1,410)
          ----------------------------------------------------------------
          Actuarial present value of
            projected benefit
            obligation                  (25,118)     (26,455)     (20,378)
          Market value of plan assets
            at end of period             30,814       27,404       23,689
          ----------------------------------------------------------------
          Excess of plan assets over
            liabilities                   5,696          949        3,311
          Unamortized net gain at date
            of initial application of
            FAS 87                            -            -         (680)
          Unrecognized net loss             129        5,018        2,548
          ----------------------------------------------------------------
          Prepaid pension expense       $ 5,825      $ 5,967      $ 5,179
          ================================================================

               Unfunded Pension Obligation
               ---------------------------
          Urban & Schwarzenberg provides supplementary retirement benefits to three current and fifteen former employees. Such benefits are payable monthly upon retirement at specified percentages of the retirees highest achieved salary level. Upon the retirees death, his or her spouse or other specified beneficiaries are entitled to receive additional benefit payments. The actuarial present value of such unfunded pension obligations is computed using an interest rate of 7% per annum. The charge to income for 1996, 1995, and 1994 was $378,000, $393,000, and $242,000,
          respectively.

               Savings Plan
               ------------
          The Company offers an employee savings plan qualifying under
          Section 401(k) of the Internal Revenue Code. The Plan covers substantially all U.S. employees with more than one years service. Employees are encouraged to make contributions to the Plan. The Company will match 25% of such contributions up to a maximum employee contribution of 6% of annual salary. In addition, the Company, from time to time, may at its discretion provide additional contributions to the Plan. The Company contributed and incurred expenses of $213,000, $207,000, and $203,000, in 1996, 1995, and 1994, respectively.

               Postretirement Benefits
               -----------------------
          The Company provides certain health care benefits for retired employees. Substantially all of the Company's U.S. retirees and full-time employees are or become eligible for these benefits if they meet minimum age and service requirements. The cost of providing most of these benefits has been shared with retirees in differing proportions based on length of service and retirement date. Currently, this plan is unfunded and the Company has no immediate plans for funding the liabilities; however, the Company will continue to pay for retiree medical claims incurred, which were $475,000, $409,000, and $445,000, in 1996, 1995, and 1994,
          respectively.

          Summary information on the Company's postretirement benefit plan at December 31, 1996, and 1995, is presented below:

          Accumulated postretirement benefit obligation:

          --------------------------------------------------
          (in thousands)                      1996      1995
          --------------------------------------------------
          Retirees                        $  5,310  $  6,406
          Fully eligible, active plan
            participants                     6,409     5,285
          --------------------------------------------------
          Accrued postretirement
            benefit obligation            $ 11,719  $ 11,691
          --------------------------------------------------

          Net periodic postretirement benefit cost included the following components for the years ended December 31:

          ---------------------------------------------------------
          (in thousands)                   1996      1995      1994
          ---------------------------------------------------------
          Service cost of benefit
            earned                       $   44    $   37    $   46
          Interest cost on accumulated
            postretirement benefit
            obligation                      684       785       766
          Plan fees                           -         -         6
          Amortization of unrecognized
            net actuarial gain             (154)     (157)        -
          ---------------------------------------------------------
          Net periodic postretirement
            benefit cost                  $ 574     $ 665     $ 818
          =========================================================

          The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation (APBO) was 8.0%, 7.6%, and 8.9% in 1996, 1995, and 1994, respectively. The assumed health care inflation rate used in measuring the APBO was 9% in year one, declining gradually to 5% in the sixth year and thereafter.

          If the health care cost trend rate assumption were increased by 1%, the APBO as of December 31, 1996, would be increased by approximately $488,000. The cost effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 would be an increase of approximately $38,000.

          Note 10  Business and  Publishing Property Acquisitions
          -------------------------------------------------------

               1996 Activity
               -------------
          The Company did not acquire any material business or publishing property in 1996. In January 1997, the Company did acquire certain assets of Igaku-Shoin Medical Publishers, Inc. (see Note
          16).

               1995 Activity
               -------------
          On December 11, 1995, the Company acquired the publication right to Medical Toxicology, for cash of approximately $1.2 million, to be amortized using the straight-line method over 15 years. Medical Toxicology is a leading reference book on this subject and was first published in 1987.

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

          Note 11 Incentive Plans
          -----------------------

          The Company has an incentive plan for virtually all employees under which the amount available for bonuses is based on achievement of profit targets and individual performance goals.

          Compensation earned under the Plan was $1,025,000, $1,350,000, and $1,250,000, for 1996, 1995, and 1994, respectively.

          The Company has two stock option plans at December 31, 1996: the 1984 Employee Stock Option Plan and the 1995 Employee Stock Option Plan. Options can no longer be granted under the 1984 plan.

          Stock options granted under the 1984 plan which are outstanding at December 31, 1996 are 50% exercisable one year after the date of the grant, 75% exercisable two years after the grant date, and exercisable in full on the third anniversary of the grant date. The options expire on the tenth anniversary of the grant date.

          The 1995 plan provides for the grant of Incentive Stock Options and nonqualified options for up to 1,500,000 shares of common stock through January 2005. Options granted vest ratably over four years. There are 527,694 options available to grant at December 31, 1996. The options expire on the tenth anniversary of the grant date. The table below summarizes the transactions.

          _______________________________________________________________
                                                 Number of Shares
          Stock Options                     1996        1995        1994
          ---------------------------------------------------------------
          Outstanding at January 1,      917,506     927,402     860,702
          Granted                        115,900     117,200     122,800
          Exercised                      (54,102)   (121,844)    (33,800)
          Surrendered                     (6,998)     (5,252)    (22,300)
          ---------------------------------------------------------------
          Outstanding at December 31,    972,306     917,506     927,402
          ---------------------------------------------------------------
          Exercisable at December 31,    721,113     678,156     661,502
          --------------------------------------------------------------
          Options price per share

          Granted                         $21.12      $14.25       $9.25
                                                         and         and
                                                      $17.50       $9.75

          Exercised/surrendered            $6.50       $6.50       $8.50
                                              to          to          to
                                          $14.25      $19.57      $12.88

          Outstanding                      $6.50       $6.50       $6.50
          at December 31,                     to          to          to
                                          $21.12      $14.25      $12.00
          ==============================================================

          In October 1995, the FASB issued Statement of Financial Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. SFAS 123 allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued to account for its stock-based compensation in accordance with the provisions of APB 25. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plans consistent with the method proscribed by SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts presented below:

          ------------------------------------------------------
                                                1996        1995
          ------------------------------------------------------
          Net Income
              As reported                    $ 6,347     $ 5,305
              Pro forma                      $ 5,768     $ 4,868

          Income per common share
              As reported                    $  0.68     $  0.57
              Pro forma                      $  0.62     $  0.53
          ======================================================

          The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 1996 and 1995: dividend yield of 1.2%, expected volatility of 29%, risk-free interest rate of 5.9% in 1996 and 6.5% in 1995, and expected term of 7 years for both years. the pro forma net income was recorded net of a deferred income tax benefit of $355,000 in 1996 and $268,000 in 1995.

          A summary of the status of the Company's stock option plans as required by SFAS 123 is presented below:

                                                              Year Ended                Year Ended
                                                           December 31, 1996         December 31, 1995
                                                          ------------------        ------------------
                                                                    Weighted                  Weighted
                                                                     Average                   Average
                                                                    Exercise                  Exercise
                                                          Shares     Price          Shares     Price
                                                          ------------------        ------------------
          Options outstanding beginning of period        917,506     $ 10.04        927,402    $  9.33
          Options exercised                              (54,102)    $  9.39       (121,844)   $  8.69
          Options surrendered                             (6,998)    $ 16.90        (5,252)    $ 10.58
          Options granted                                115,900     $ 21.12        117,200    $ 14.25
          Options end of period                          972,306     $ 11.35        917,506    $ 10.04
          Options exercisable at end of period           721,113     $ 10.00        678,156    $  9.88
          Weighted average fair value of options
            granted during the period                          -     $  8.06              -    $  5.99
          ============================================================================================

          As of December 31, 1996, the weighted average remaining contractual life of the options that range from $6.50 to $21.12 is 5.1 years.

          Note 12  Related Party Transactions
          -----------------------------------

          The Company made payments of $60,000, $90,000, and $86,000, in 1996, 1995, and 1994, respectively, to a member of the Board of Directors for financial advisory services related to acquisitions and development.

          Note 13  Commitments and Contingencies
          --------------------------------------

          The Company leases office facilities and equipment under noncancelable operating leases. Related rent expense was $2,260,000, $1,731,000, and $1,164,000, for 1996, 1995, and 1994,
          respectively. Future minimum rental lease payments under these lease agreements aggregate $2,258,000 in 1997, $2,128,000 in 1998, $1,838,000 in 1999, $1,827,000 in 2000, $1,353,000 in 2001,
          and $4,339,000 thereafter.

          The Company has entered into an agreement to sublet a portion of its leased office property through 2000. Related rental income was $197,000 in 1996. Future minimum rental income under this sublease agreement aggregates $237,000 in 1997, $237,000 in 1998, $237,000 in 1999, and $39,000 in 2000.

          Note 14  Revenues by Geographic Areas
          -------------------------------------

          Revenues by geographic area for the years ended December 31 are presented below:

          -----------------------------------------------------------
          (in thousands)                     1996      1995      1994
          -----------------------------------------------------------
          United States                  $ 98,282    88,818    76,105
          Europe                           55,788    54,176    43,484
          Asia                              9,272     6,695     5,965
          North America
           (excluding U.S.)                 3,988     3,167     3,141
          Australia                         1,617     1,394     1,380
          South America                     1,824     1,684     1,485
          Africa                              190       395       504
          -----------------------------------------------------------
          Total                          $170,961  $156,329  $132,064
          ===========================================================

          Revenues are composed of sales to unaffiliated customers, as reported in the Company's consolidated income statement. No single customer accounted for 10% or more of net sales.

          Revenues for 1996, 1995, and 1994 include German-based revenues of $39,000,000, $40,000,000, and $29,800,000, income from operations of $2,823,000, $2,626,000, and $762,000, and
          identifiable assets of $29,800,000, $32,700,000, and $28,900,000, respectively.

          Note 15  Financial Information by Quarter (Unaudited)
          -----------------------------------------------------

          -------------------------------------------------------------
          (in thousands of dollars except
           per share data)                       1996              1995
          -------------------------------------------------------------
          Revenues
             First quarter                   $ 37,917          $ 34,744
             Second quarter                    43,349            39,247
             Third quarter                     39,589            33,861
             Fourth quarter                    50,106            48,477
          -------------------------------------------------------------
          Full Year                          $170,961          $156,329
          -------------------------------------------------------------
          Operating Income (Loss)
             First quarter                   $    459          $    917
             Second quarter                     2,864             3,290
             Third quarter                      1,415             1,255
             Fourth quarter                     4,704             2,481
          -------------------------------------------------------------
          Full Year                          $  9,442          $  7,943
          -------------------------------------------------------------
          Net Income
             First quarter                   $    539          $    962
             Second quarter                     1,881             2,094
             Third quarter                      1,155               595
             Fourth quarter                     2,772             1,654
          -------------------------------------------------------------
          Full Year                          $  6,347          $  5,305
          -------------------------------------------------------------
          Primary Earnings Per Common Share
             First quarter                   $   0.06          $   0.11
             Second quarter                      0.20              0.23
             Third quarter                       0.12              0.05
             Fourth quarter                      0.30              0.18
          -------------------------------------------------------------
          Full Year                          $   0.68          $   0.57
          =============================================================


          Note 16  Subsequent Event
          -------------------------

          The Company entered into an agreement on January 31, 1997 to acquire certain assets of Igaku-Shoin Medical Publishers, Inc., a New York-based subsidiary of Igaku-Shoin Ltd., a leading publisher of Japanese language medical books and periodicals.
          The Company will pay approximately $2.0 million in cash to acquire inventory, copyrights, and interests in all Igaku-Shoin, Ltd. English language publications.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
          ---------------------------------------------------------

          Not applicable.

                                      Part III

          Item 10.  Directors and Executive Officers of the Registrant
          ------------------------------------------------------------

          Information with respect to Directors is incorporated herein by reference to the information under the caption "Election of Directors" from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders, copies of which will be filed with the Securities and Exchange Commission. See Item 1, above, for information concerning Executive Officers.

          Item 11.  Executive Compensation
          --------------------------------

          Incorporated herein by reference to the information under the caption "Executive Compensation" from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders, copies of which have been filed with the Securities and Exchange Commission.

          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management.
          ------------------------------------------------------------

          Incorporated herein by reference to the information under the caption "Certain Transactions" from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders, copies of which have been be filed with the Securities and Exchange Commission.

          Item 13. Certain Relationships and Related Transactions.
          --------------------------------------------------------

          Incorporated herein by reference from the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders, copies of which have been be filed with the Securities and Exchange Commission.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------
          (a) The following documents are filed as part of
              this report:                                          Page
              --------------------------------------------          ----
           (1)Financial Statements:
              ---------------------
              Report of Independent Accountants                      14

              Consolidated Balance Sheets at December 31,            16
              1996 and 1995

              Consolidated Statements of Operations for the          18
              three years ended December 31, 1996

              Consolidated Statements of Shareholders'               19
              Equity for the three years ended December
              31, 1996

              Consolidated Statements of Cash Flows for the          20
              three years ended December 31, 1996

              Notes to Consolidated Financial Statements             22


           (2)Financial Statement Schedules:
              ------------------------------
              Report of Independent Accountants on Financial         40
              Statement Schedule

              Schedule II - Valuation and Qualifying                 40
              Accounts and Reserves

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

           (3)Exhibits
              --------
              See the "Exhibit Index" on page 42.

          (b) Reports on Form 8-K
              -------------------

              The Registrant was not required to file any report on Form 8-K for the fourth quarter of 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS ON
                            FINANCIAL STATEMENT SCHEDULE


                To the Board of Directors and Shareholders of Waverly, Inc.


                Our report on the December 31, 1996 and 1995 consolidated financial statements of Waverly, Inc. and subsidiaries has been included in this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the 1996 and 1995 information in the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

                In our opinion, the 1996 and 1995 information in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                         COOPERS & LYBRAND L.L.P.
                Baltimore, Maryland
                January 31, 1997


                                     Schedule II

                 Valuation and Qualifying Accounts and Reserves
                 ----------------------------------------------
                                                              Deductions:
                                                                Amounts
                                   Balance at   Additions:    Charged off
                                  Beginning of  Charged to        Less       Balance at
           Classification            Year        Income       Recoveries    End of Year
          ------------------------------------------------------------------------------
          Year ended December 31,
          1994, Allowance for
          doubtful accounts            $  730       $1,161        $1,145         $  746

          Year ended December 31,
          1995, Allowance for
          doubtful accounts            $  746       $  841        $  791         $  796


          Year ended December 31,
          1996, Allowance for
          doubtful accounts            $  796       $  782        $   85         $1,493


                                     Signatures
                                     ----------

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and the following persons have signed in the capacities indicated.



                               Waverly, Inc.

          By:                  /s/ Edward B. Hutton, Jr.
                               -------------------------
                               Edward B. Hutton, Jr.
                               President, Chief Executive Officer

                               Dated:  March 31, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934 , this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          By:                   /s/ Edward B. Hutton, Jr.
                                -------------------------
                                Edward B. Hutton, Jr.
                                Director, President, Chief Executive Officer
                                (Principal Officer)

                                Dated:  March 31, 1997


          By:                   /s/ E. Philip Hanlon
                                --------------------
                                E. Philip Hanlon
                                Vice President and Chief Financial Officer

                                Dated: March 31, 1997


          Majority of Board of Directors:

          Barbara J. Bonnell, David J. Callard, Donald W. Dick, Jr., Edward B. Hutton, Jr., Michael E. Johns, Samuel G. MacFarlane, Carolyn Manuszak, Ackneil M. Muldrow, II, Joseph M. Palazzolo, Edward M. Passano, Sr., E. Magruder Passano, Jr., William M. Passano, Jr., Richard C. Riggs, Jr., John F. Spahr, Jr., Michael Urban.



          By: /s/ E. Philip Hanlon                       March 31, 1997
              --------------------
              E. Philip Hanlon
              as Attorney-in-Fact

                                    Waverly, Inc.

                                1996 Annual Form 10-K

                                   Exhibit Index
                                   -------------

         (3)    Articles of Incorporation and By-Laws

                A. Articles of Restatement, (incorporated by reference to Exhibit 3A filed with 1989 Annual Report of Form 10-K)

                B. Amended By-Laws of the Registrant dated March 30, 1989. (incorporated by reference to Exhibit 3B filed with the 1993 Annual Report on Form 10-K)

         (9)    Voting Trust Agreements

                A. Agreement between Michael Urban and members of the Passano Family Voting Trust. (incorporated by reference to Exhibit 9A, filed with the 1992 Annual Report on Form 10-K) and Amendment No. 1. (incorporated by reference to Exhibit 9A, filed with the 1993 Annual Report on From 10-K)

                B. Agreement between various members of the Spahr family and members of the Passano Family Voting Trust. (incorporated by reference to Exhibit 9B, filed with the 1992 Annual Report on Form 10-K)

         (10)   Material Contracts

                A. (Incorporated by reference to Exhibits 13-A to 13-F, inclusive, of Exhibits to Registration Statement, Form S-1, No. 2-43388, filed April 11, 1972 and Exhibit 20 to Annual report Form 10-K filed for the year ended December 31, 1980).

               *B. Agreement with David J. Callard dated December 30, 1996, is filed herewith as Exhibit 10B.

               *C. Executive employment agreement between Michael Urban and Urban & Schwarzenberg GmbH dated April 20, 1990 (incorporated by reference to Exhibit 10C filed with the 1990 Annual Report on Form 10-K).

               *D. Agreement between John F. Spahr, Jr. and Waverly, Inc. dated March 18, 1994, (incorporated by reference to Exhibit 10D filed with the 1993 Annual Report on Form 10-K).

                E. Note purchase agreement dated as of March 28, 1991 between Waverly, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10E filed with the 1990 Annual Report on Form 10-K).

                F.   Director Stock Plan adopted April 27, 1992
                     (incorporated by reference to Exhibit 10F filed with the 1992 Annual Report on Form 10-K).

               *G. Asset purchase agreement between Cadmus Communication Corp. and Waverly, Inc., (incorporated by reference to Exhibit 10G filed with the 1993 Annual Report on Form 10-K).

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

         (23)   Consent of Independent Accountants.

                A.   Coopers & Lybrand L.L.P.

                B.   Price Waterhouse LLP

         (24) Power of Attorney - Incorporated by reference herein for all Directors whose Powers of Attorney were filed with the Commission on Forms 8-K on July 23, 1992, except for the
                Power of Attorney for Ackneil M. Muldrow II whose Power of Attorney was filed with the Commission on August 24, 1992, and Michael E. Johns whose Power of Attorney was filed with the 1993 Annual Report on Form 10-K, Richard C.
                Riggs, Jr., whose Power of Attorney was filed with the 1994 Annual Report on Form 10-K and Joseph M. Palazzolo whose Power of Attorney was filed with the 1995 Annual Report.


         (27)   Financial Data Schedule, filed herewith.

             * Management contract or compensatory arrangement required to be filed as an exhibit to this form.