Form 10-Q
period 1997-03-31
WAVERLY INC
filed 1997-05-15
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.

                                    20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                   THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter ended March 31, 1997, Commission File No. 0-6311

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

           YES   X          NO

          As of March 31, 1997, there were 8,928,722 shares of the Registrant's Common Stock outstanding.

          Page No. 2
          Waverly, Inc.

          PART I.  Financial Information

          Item 1. Financial Statements

          Index:                                                      Page No.
          ------                                                      --------
          Unaudited Condensed Consolidated Statements of Income             3

          Unaudited Condensed Consolidated Balance Sheets                   4

          Unaudited Condensed Consolidated Statements of Cash Flows         5

          Notes to Unaudited Condensed Consolidated Financial Statements    6

          Report of Independent Accountants                                 9

          Managements Discussion and Analysis of Financial
            Condition and Results of Operations:

            Results of Operations                                          10

            Liquidity and Capital Resources                                12

          Part II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        13

          Signatures                                                       14

          Exhibit 11 - Computation of Earnings Per Share                   15

          Exhibit 15 - Letter re:  unaudited interim financial
                                   information                             16

          Exhibit 27 - Financial Data Schedule                             17

         Page No. 3
         Waverly, Inc.

          Condensed Consolidated Statements of Income (Unaudited)
          (in thousands of dollars - except per share amounts)

          ---------------------------------------------------------------------------------
          Three Months Ended March 31,                       1997                 1996
          ---------------------------------------------------------------------------------
          Net Revenues                                 $39,213   100.0%    $37,917   100.0%

          Costs and expenses
            Cost of sales                               24,335    62.1      23,486    61.9
            Selling and distribution                     9,595    24.5       9,482    25.0
            General and administrative                   2,942     7.5       3,137     8.3
            Depreciation and amortization                1,652     4.2       1,353     3.6
          ---------------------------------------------------------------------------------
          Total operating expenses                      38,524    98.2      37,458    98.8

          Income from operations                           689     1.8         459     1.2
          Other income (expense)
            Other income                                   136     0.3         100     0.3
            Interest expense                              (151)   (0.4)       (214)   (0.6)
          ---------------------------------------------------------------------------------
          Total other income (expense)                     (15)    0.0        (114)   (0.3)
          Income from operations before
            taxes and earnings of affiliated entities      674     1.7         345     0.9
          Income tax expense                              (284)   (0.7)       (266)   (0.7)
          Equity in the earnings of affiliated entities    294     0.7         460     1.2
          ---------------------------------------------------------------------------------
          Net Income                                      $684     1.7        $539     1.4
          =================================================================================
          Earnings per common share and common
            share equivalent:
          Net Income                                     $0.07               $0.06
          =================================================================================
          Cash dividends declared per share             $0.065              $0.060
          =================================================================================
          Average number of common and common
             equivalent shares outstanding           9,352,743           9,343,830
          =================================================================================

          See accompanying notes to the condensed consolidated financial statements

          Page No. 4
          Waverly, Inc.

          Condensed Consolidated Balance Sheets
          (in thousands of dollars except per share amounts)
          --------------------------------------------------------------------------------------------
                                                             (unaudited)                  (unaudited)
                                                               March 31,    December 31,    March 31,
                                                                  1997          1996          1996
          --------------------------------------------------------------------------------------------
                  ASSETS

          Current assets
            Cash and cash equivalents                            $1,759           $5,327       $2,594
            Accounts receivable, less allowance for doubtful
              accounts ($1,488, $1,493 and $866 respectively)    37,099           40,385       35,660
            Inventories                                          28,257           30,910       31,189
            Prepaid expenses                                      4,576            1,172        4,320
            Current deferred income taxes                         3,299            3,263        3,042
          --------------------------------------------------------------------------------------------
          Total current assets                                   74,990           81,057       76,805
          Net property and equipment                              7,514            7,840        8,948
          Other noncurrent assets                                42,024           40,996       41,188
          --------------------------------------------------------------------------------------------
          Total assets                                         $124,528         $129,893     $126,941
          ============================================================================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
            Line of credit borrowings                            $1,665           $1,366       $2,779
            Current portion of long-term debt                     2,400            2,400        3,754
            Accounts payable                                     13,034           15,232       14,212
            Accrued expenses                                      3,425            5,299        3,905
            Royalties payable                                     3,878           10,541        3,518
            Unearned subscription revenues                       25,869           17,791       23,356
            Income taxes payable                                  1,270            1,361        3,175
            Current deferred income taxes                           242              354        1,142
          --------------------------------------------------------------------------------------------
          Total current liabilities                              51,783           54,344       55,841
          Long term debt                                          1,269            2,595        2,478
          Unfunded pension obligation                             3,159            3,369        3,401
          Postretirement benefit obligation                      11,767           11,719       11,770
          Deferred income taxes                                   2,774            2,942        2,759
          Other liabilities                                         579              920          834
          --------------------------------------------------------------------------------------------
          Total liabilities                                      71,331           75,889       77,083
          --------------------------------------------------------------------------------------------
          Shareholders' equity
            Preferred stock-500,000 shares authorized;
              none issued
            Common stock-$2 par value; 12,000,000 shares
              authorized, 8,928,722, 8,923,120 and 8,888,088
              shares issued and outstanding, respectively       17,857            17,846       17,776
            Additional paid-in capital                          12,623            12,574       12,177
            Retained earnings                                   23,166            23,063       18,999
            Foreign currency translation adjustment               (449)              521          906
          --------------------------------------------------------------------------------------------
          Total shareholders' equity                             53,197           54,004       49,858
          --------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity           $124,528         $129,893     $126,941
          ============================================================================================

          See accompanying notes to the condensed consolidated financial statements

          Page No. 5
          Waverly, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          (in thousands of dollars)
          -------------------------------------------------------------------------
          For the three months ended March 31,                 1997           1996
          -------------------------------------------------------------------------
          Cash flows from operating activities
          Net income                                           $684           $539
          Adjustments to reconcile net income to
            net cash used in operating activities
            Postretirement benefit obligation expense            86            162
            Equity in the earnings of affiliated entities      (294)          (460)
            Depreciation and amortization                     1,652          1,353
            Deferred income taxes                              (335)          (127)
            Net periodic pension expense(credit)                117             78
            Other                                                30             34
          Change in assets and liabilities adjusting
            for the effect of acquisitions
                Accounts receivable                           3,250          5,086
                Inventories                                   2,278            220
                Prepaid expenses                             (3,139)        (3,267)
                Accounts payable                             (1,973)        (2,751)
                Accrued expenses                             (2,142)        (2,769)
                Income taxes payable                            (24)            66
                Royalties payable                            (6,534)        (5,973)
                Unearned subscription revenues                8,080          5,163
                Other long-term liabilities                    (389)          (218)
          -------------------------------------------------------------------------
          Net cash provided by (used in) operations           1,347         (2,864)
          -------------------------------------------------------------------------
          Cash flows from investing activities
            Purchase of property and equipment                 (659)          (438)
            Capitalized electronic product development costs   (448)          (520)
            Acquisition of publishing properties             (2,373)             -
          -------------------------------------------------------------------------
          Net cash flows used in investing activities        (3,480)          (958)
          -------------------------------------------------------------------------
          Cash flows from financing activities
            Net borrowings under short-term lines of credit     392          3,450
            Repayment of long-term debt                      (1,212)        (1,238)
            Common stock dividends paid                        (581)          (534)
            Proceeds from exercise of stock options              59            222
          -------------------------------------------------------------------------
          Net cash flows provided by (used in) financing
            activities                                       (1,342)         1,900
          -------------------------------------------------------------------------
          Net decrease in cash and cash equivalents          (3,475)        (1,922)
          Effect of exchange rates on cash and cash
            equivalents                                         (93)           (64)
          Cash and cash equivalents at January 1,             5,327          4,580
          -------------------------------------------------------------------------
          Cash and cash equivalents at March 31,             $1,759         $2,594
          =========================================================================

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

          The condensed consolidated balance sheets as of March 31, 1997 and March 31, 1996, the condensed consolidated statements of operations for the three month periods ended March 31, 1997 and March 31, 1996, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and March 31, 1996 have been prepared by the Company, without audit.

          In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997, and for all periods presented have been made.

          This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

          2.  New Accounting Standard

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 regarding earnings per share which requires the Company to present basic and diluted earnings per share in our financial statements. The Company must adopt the requirements of this standard in its financial statements for the year ended December 31, 1997. Adoption of this standard is not expected to have a material impact on the Companys financial statements.

          3.  Reclassifications

          Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current periods presentation.

          Page No. 7
          Waverly, Inc.

          4. (a) Inventories

          Inventories consist of the following:

          --------------------------------------------------------------
                                   (unaudited)
                                     March 31,              December 31,
          (in thousands)                  1997                      1996
          --------------------------------------------------------------
          Finished goods               $21,814                   $24,318

          Work-in-process                6,040                     6,116

          Raw materials                    403                       476
          --------------------------------------------------------------
                                       $28,257                   $30,910
          ==============================================================

          4. (b) Property and equipment

          -------------------------------------------------------------
                                          (unaudited)
                                            March 31,     December 31,
          (in thousands)                         1997             1996
          -------------------------------------------------------------
          Land                                   $728             $792
          Buildings                             2,280            2,393
          Office equipment, computers, and
            related software                   11,601           11,356
          -------------------------------------------------------------
          Total, at cost                       14,609           14,541
          Less:  accumulated depreciation      (7,095)          (6,701)
          -------------------------------------------------------------
          Net property and equipment           $7,514           $7,840
          =============================================================

          Page No. 8
          Waverly, Inc.

          4. (c) Other noncurrent assets

          ---------------------------------------------------------------------
                                                  (unaudited)
                                                    March 31,     December 31,
                                                         1997             1996
          ---------------------------------------------------------------------
          Publication agreements                      $22,772          $21,386
          Goodwill                                     11,494           10,961
          Other intangible assets                       2,480            2,417
          ---------------------------------------------------------------------
                   Subtotal                            36,746           34,764
          Accumulated amortization                    (12,008)         (10,852)
          ---------------------------------------------------------------------
                                                       24,738           23,912
          Prepaid pension                               5,807            5,825
          Noncurrent deferred income taxes              3,604            3,604
          Equity investment in affiliated entities      3,193            3,065
          Electronic product development assets
            (net of accumulated amortization of
             $3,894 and $3,506, respectively)           4,525            4,439
          Other                                           157              151
          ---------------------------------------------------------------------
          Total other noncurrent assets               $42,024          $40,996
          =====================================================================

          Page No. 9
          Waverly, Inc.

                          REPORT OF INDEPENDENT ACCOUNTANTS

          To the Shareholders and Board of Directors of Waverly, Inc.

          We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of income and cash flows of Waverly, Inc. and its subsidiaries as of March 31, 1997 and 1996, and for the three months then ended. These financial statements are the responsibility of the company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, cash flows and shareholders' equity for the year then ended (not presented herein), and in our report dated January 31, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          /s/Coopers & Lybrand L.L.P.
          ---------------------------
          Coopers & Lybrand L.L.P.
          Baltimore, Maryland
          April 29, 1996

          Page No. 10
          Waverly, Inc.

          Part I. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations:    Three Months Ended March 31, 1997 Compared
                                    With The Three Months Ended March 31, 1996

          Net Sales were $39.2 million, an increase of $1.3 million or 3% over the prior-year period. Book publishing revenues decreased slightly by 1%, with domestic revenues 11% higher than the prior year and international revenues 7% lower than the prior year owing entirely to the impact of lower currency value for the German deutsche mark. Domestic book publishing revenues improved from the prior year due to the January 1997 acquisition of U.S. based English language titles of Igaku-Shoin Medical Publishers, Ltd. as well as improved growth in backlist sales.

          Periodical publishing revenues increased 8% over the prior year. Advertising-related revenue and subscription revenue account for the majority of the increase. Professional Learning Systems Division (PLS) revenues increased 27%. Higher unit sales of the deMedici product line, a hospital-based interactive training system, acquired in June, 1995, accounts for the revenue gain this period.

          Cost of Sales was $24.3 million in 1997 compared with $23.5 million in 1996, an increase of 4% . As a percentage of sales, costs were 62.1% in 1997 and 61.9% in 1996. Book publishing cost margin was 61.7% this period compared to 62.4% in the prior year. Lower obsolescence expense and a favorable mix of more profitable backlist sales in 1997 generated the higher margin. Periodical publishing cost margin was 66.1% this period compared to 67.2% in the prior year. Margins improved from added advertising volume and cost controlling measures implemented in 1996. PLS cost margin was 38.0% this year compared to 38.3% last year.

          Selling and Distribution expenses were $9.6 million in the current year compared to $9.5 million for the same period last year, an increase of 1%. As a percentage of sales, expenses were 24.5% this year compared to 25.0% for the same period last year. In 1996 the Company incurred higher advertising and distribution expenses for new book products.

          General and Administrative expenses were $2.9 million this year compared to $3.1 million in 1996. As a percentage of sales, expenses were 7.5% this year compared with 8.3% last year. Lower employee health care costs in 1997 is the reason for the year to year change.

          Page No. 11
          Waverly, Inc.

          Depreciation and Amortization expenses were $1.7 million this year compared with $1.4 million in the prior-year period. Amortization of a greater number of electronic product development assets is the reason for the year-to-year increase.

          Other Income (Expense) was $15,000 of expense this year compared to $114,000 of expense for the same period last year. Interest expense was $63,000 lower this year due to the cash needed for borrowing is lower than in 1996.

          Income taxes were $284,000 in 1997 or 42% of pretax income compared with $266,000 or 77% of pretax income in 1996. The effective tax rate is lower in 1997 due to the shift in the geographic source of earnings. In 1997 the Company's German operations accounted for 73% of total pretax earnings compared to 144% in 1996. The effective tax rate is 45% in Germany and 36% in the U.S.

          Equity in Earnings of Affiliated Entities was $294,000 this year compared with $460,000 in the prior year period. Lower earnings from the Japanese J.V. due to the lower value of the yen is the principal reason.

          Net Income was $684,000 or $0.07 per share in the current period compared to $539,000 or $0.06 per share in the prior year period, an increase of 27%. The increase is in earnings is attributed to continued strong performance in periodical publishing and improved operating margins from domestic book publishing aided by the January 1997 acquisition of titles from Igaku-Shoin Medical Publishers, Ltd. (our partner in Japan).

          Page No. 12
          Waverly, Inc.

          Liquidity and Capital Resources
          -------------------------------
          Total assets were $124.5 million at March 31, 1997 compared to $129.9 million at December 31, 1996 and $ 126.9 million at March 31, 1996. The decrease in assets from one year ago is principally the result of the 12% currency gain of the dollar against the German deutsche mark. Working capital ratio is 1.4 to 1 at March 31, 1997 and March 31, 1996.

          At March 31, 1997, the Company carried a net borrowing position [defined as cash less short term and long term borrowings] of $3.6 million compared with a net borrowing position of $6.4 million at March 31, 1996, and $1.0 million at December 31, 1996.
          The increase in net borrowing since the start of the year is due to the normal seasonal use of cash to pay semiannual author and society royalties and society editorial allowances. In addition, the Company acquired the U.S. based English language titles of Igaku-Shoin Medical Publishers, Ltd. for $2.3 million in January 1997.

          The Company's long term debt, net of the current portion, is $1.3 million or 2% of shareholders equity at March 31, 1997, compared with $2.5 million or 5% of shareholders equity at March 31, 1996. The Company currently pays a dividend of $0.07 per share per quarter, equal to an annual rate of $0.28 per share.

          At March 31, 1997, the Company recorded $6.9 million as a deferred U.S. based tax asset related primarily to postretirement benefit obligations and future inventory-related deductions. The Company expects the deferred tax asset to be realized through future profitable operations, based on the long term earnings record and therefore has recorded the asset free of any valuation allowance.

          In 1997, the Company expects to fund capital expenditures for existing operations and payment of dividends from internally generated cash flows. The seasonal trend in subscription renewals and domestic book publishing cause certain fluctuations in the Company's cash position during the year and impact the use of credit lines. The Company expects to have minimal line-of-credit borrowings at December 31, 1997, barring a significant acquisition.

          The Company continues to search for investments in publishing properties and expects to fund such acquisitions through internally generated cash flow.

          Page No. 13
          Waverly, Inc.

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

                   (b) The reports on Form 8K for the quarter ended March 31, 1997:

                        None


          All other items are omitted because they are not applicable or the answers are none.

          Page No. 14
          Waverly, Inc.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.


                                                 WAVERLY, INC.
          Date: May 1, 1997
                                                 /s/E. Philip Hanlon
                                                 -------------------
                                                 E. Philip Hanlon
                                                 Vice President, Finance