Form 10-Q
period 1997-06-30
WAVERLY INC
filed 1997-08-15
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.

                                   20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarter ended June 30, 1997, Commission File No. 0-6311

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

           YES   X          NO

          As of June 30, 1997, there were 8,935,522 shares of the Registrant's Common Stock outstanding.

          Page No. 2
          Waverly, Inc.


          PART I.   Financial Information

          Item 1.   Financial Statements

          Index:                                                      Page No.
          ------                                                      --------
          Unaudited Condensed Consolidated Statements of Income            3

          Unaudited Condensed Consolidated Balance Sheets                  4

          Unaudited Condensed Consolidated Statements of Cash Flows        5

          Notes to Unaudited Condensed Consolidated Financial Statements   6

          Report of Independent Accountants                                9

          Managements Discussion and Analysis of Financial Condition and Results of Operations:

          Results of Operations                                           10

          Liquidity and Capital Resources                                 14

          Part II   OTHER INFORMATION                                     15

          Item 6.  Exhibits and Reports on Form 8-K                       16

          Signatures                                                      17

          Exhibit 11 - Computation of Earnings Per Share                  18

          Exhibit 15 - Letter re:  unaudited interim financial
                       information                                        19

          Exhibit 27 - Financial Data Schedule                            20

          Page No. 3
          Waverly, Inc.


          Condensed Consolidated Statements of Income (Unaudited)
          (in thousands of dollars - except per share amounts)
          -----------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended June 30,            Six Months Ended June 30,
          -----------------------------------------------------------------------------------------------------------------
                                                       1997               1996                1997               1996
          -----------------------------------------------------------------------------------------------------------------
          Net Revenues                          $46,482   100.0%   $43,349   100.0%    $85,695   100.0%   $81,266   100.0%

          Costs and expenses
            Cost of sales                        26,633    57.3     25,479    58.8      50,968    59.5     48,965    60.3
            Selling and distribution             10,488    22.6     10,395    24.0      20,083    23.4     19,877    24.5
            General and administrative            3,048     6.6      3,224     7.4       5,990     7.0      6,361     7.8
            Depreciation and amortization         1,814     3.9      1,387     3.2       3,466     4.0      2,740     3.4
          -----------------------------------------------------------------------------------------------------------------
          Total operating expenses               41,983    90.4     40,485     93.4     80,507    93.9      77,943   96.0

          Income from continuing operations       4,499     9.6      2,864      6.6      5,188     6.1       3,323    4.0
          Other income (expense)
            Investment income                        77     0.2        112      0.3        213     0.2         212    0.3
            Interest expense                       (180)   (0.4)      (238)    (0.5)      (331)   (0.4)       (452)  (0.6)
          -----------------------------------------------------------------------------------------------------------------
          Total other income (expense)             (103)   (0.2)      (126)    (0.2)      (118)   (0.2)       (240)  (0.3)
          Income from operations before taxes
            and earnings of affiliated entities   4,396     9.4      2,738      6.4      5,070     5.9       3,083    3.7
          Income tax expense                     (1,624)   (3.5)      (924)    (2.1)    (1,908)   (2.2)     (1,190)  (1.5)
          Equity  in the earnings (losses) of
            affiliated entities                    (299)   (0.6)        67      0.2         (5)    0.0         527    0.6
          -----------------------------------------------------------------------------------------------------------------
          Net Income                             $2,473     5.3     $1,881      4.5     $3,157     3.7      $2,420    2.8
          =================================================================================================================
          Earnings per common share and common
            share equivalent:
          Net Income                              $0.27              $0.20               $0.34               $0.26
          =================================================================================================================
          Cash dividends declared per share      $0.070             $0.065              $0.135              $0.125
          =================================================================================================================
          Average number of common and common
            equivalent shares outstanding     9,335,266          9,345,595           9,342,815           9,324,567
          =================================================================================================================

          See accompanying notes to the condensed consolidated financial statements


          Page No. 4
          Waverly, Inc.

          Condensed Consolidated Balance Sheets
          (in thousands of dollars except per share amounts)
          ----------------------------------------------------------------------------------------
                                                           (unaudited)                 (unaudited)
                                                              June 30,    December 31,    June 30,
                                                                  1997          1996         1996
          ----------------------------------------------------------------------------------------
                      ASSETS
          Current assets
            Cash and cash equivalents                           $1,136        $5,327        $2,009
            Accounts receivable, less allowance for doubtful
              accounts ($1,446, $1,493 and $934 respectively)   40,949        40,385        37,834
            Inventories                                         28,110        30,910        31,514
            Prepaid expenses                                     4,433         1,172         3,224
            Current deferred income taxes                        3,292         3,263         3,549
          ----------------------------------------------------------------------------------------
          Total current assets                                  77,920        81,057        78,130
          Net property and equipment                             7,053         7,840         8,542
          Other noncurrent assets                               41,950        40,996        40,786
          ----------------------------------------------------------------------------------------
          Total assets                                        $126,923      $129,893      $127,458
          ========================================================================================

                               LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
            Line of credit borrowings                           $4,663        $1,366        $4,138
            Current portion of long-term debt                    1,200         2,400         3,712
            Accounts payable                                    13,772        15,232        14,674
            Accrued expenses                                     4,141         5,299         3,267
            Royalties payable                                    7,085        10,541         5,965
            Unearned subscription revenues                      20,469        17,791        18,502
            Income taxes payable                                 1,451         1,361         3,807
            Current deferred income taxes                          203           354           792
          ----------------------------------------------------------------------------------------
          Total current liabilities                             52,984        54,344        54,857
          Long term debt                                         1,225         2,595         2,478
          Unfunded pension obligation                            3,086         3,369         3,346
          Postretirement benefit obligation                     11,721        11,719        11,801
          Deferred income taxes                                  2,652         2,942         3,287
          Other liabilities                                        532           920           717
          ----------------------------------------------------------------------------------------
          Total liabilities                                     72,200        75,889        76,486
          ----------------------------------------------------------------------------------------
          Shareholders' equity
            Preferred stock-500,000 shares authorized;
              none issued
            Common stock-$2 par value; 12,000,000 shares
              authorized, 8,935,522, 8,923,120 and 8,900,788
              shares issued and outstanding, respectively       17,871        17,846        17,802
            Additional paid-in capital                          12,698        12,574        12,275
            Retained earnings                                   25,014        23,063        20,293
            Foreign currency translation adjustment               (860)          521           602
          ----------------------------------------------------------------------------------------
          Total shareholders' equity                            54,723        54,004        50,972
          ----------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity          $126,923      $129,893      $127,458
          ========================================================================================

          See accompanying notes to the condensed consolidated financial statements

          Page No. 5
          Waverly, Inc.

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          (in thousands of dollars)
          --------------------------------------------------------------------------
          For the six months ended June 30,                      1997           1996
          --------------------------------------------------------------------------
          Cash flows from operating activities
          Net income                                           $3,157         $2,420
          Adjustments to reconcile net income  to
            net cash used in operating activities
            Postretirement benefit obligation                     173            327
            Equity in the (earnings) losses of affiliated
              entities                                              5           (527)
            Depreciation and amortization                       3,466          2,740
            Deferred income taxes                                (635)          (456)
            Net periodic pension expense                          100            261
            Other                                                  30             34
          Change in assets and liabilities adjusting
            for the effect of acquisitions
              Accounts receivable                                 394           (104)
              Inventories                                       1,966           (173)
              Prepaid expenses                                 (2,688)        (2,171)
              Accounts payable                                 (2,358)        (1,418)
              Accrued expenses                                 (1,393)        (3,407)
              Income taxes payable                                175            698
              Royalties payable                                (3,315)        (3,526)
              Unearned subscription revenues                    2,683          3,325
              Other long-term liabilities                        (559)          (513)
          ----------------------------------------------------------------------------
          Net cash provided by (used in) operations             1,201         (2,490)
          ----------------------------------------------------------------------------
          Cash flows from investing activities
            Purchase of property and equipment                   (944)          (666)
            Additions to electronic product development assets   (961)        (1,109)
            Acquisition of publishing properties               (3,531)          (211)
            Decrease in investments in affiliated entities        136            156
          ----------------------------------------------------------------------------
          Net cash flows (used in) investing activities        (5,300)        (1,830)
          ----------------------------------------------------------------------------
          Cash flows from financing activities
            Net borrowings under lines of credit                3,477          3,938
            Repayment of long-term debt                        (2,404)        (1,280)
            Common stock dividends paid                        (1,205)        (1,112)
            Proceeds from exercise of stock options               148            335
          ----------------------------------------------------------------------------
          Net cash flows provided by financing activities          16          1,881
          ----------------------------------------------------------------------------
          Net decrease in cash and cash equivalents            (4,083)        (2,439)
          Effect of exchange rates on cash and cash equivalents  (108)          (132)
          Cash and cash equivalents at January 1,               5,327          4,580
          ----------------------------------------------------------------------------
          Cash and cash equivalents at June 30,                $1,136         $2,009
          ============================================================================

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

          The condensed consolidated balance sheets as of June 30, 1997 and June 30, 1996, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and June 30, 1996, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and June 30, 1996 have been prepared by the Company, without audit.

          In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and the results of operations and changes in cash flows for all periods presented have been made.

          This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1997, are not necessarily indicative of the operating results for the full year.

          2.  New Accounting Standards

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 regarding earnings per share which requires the Company to present basic and diluted earnings per share in the financial statements. The Company must adopt the requirements of this standard in its financial statements for the year ending December 31, 1997. Adoption of this standard is not expected to have a material impact on the Companys earnings per share.

          Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129) becomes effective for fiscal years ending after December 15, 1997. The Company is reviewing SFAS 129 and will adopt the requirements of this standard by the required date.

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about

          Page No. 7
          Waverly, Inc.

          Segments of an Enterprise and Related Information" (SFAS 131) were issued in June 1997. The disclosures required by these statements must be reported by the Company in 1998. The Company is reviewing the financial statement impact of SFAS 130 and SFAS 131 and will adopt them by the required dates.


          3.  Reclassifications

          Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

          4. (a) Inventories

          Inventories consist of the following:

          ----------------------------------------------------------------
                                (unaudited)                   (unaudited)
                                   June 30,      December 31,    June 30,
          (in thousands)               1997           1996           1997
          ----------------------------------------------------------------
          Finished Goods            $20,976        $24,318        $22,986
          Work-in-process             6,774          6,116          8,079
          Raw materials                 360            476            449
          ----------------------------------------------------------------
                                    $28,110        $30,910        $31,514
          ================================================================


          4. (b) Property and equipment


          ------------------------------------------------------------------
                                        (unaudited)               (unaudited)
                                           June 30,   December 31,  June 30,
          (in thousands)                       1997       1996         1996
          ------------------------------------------------------------------
          Land                                 $698       $792         $800
          Buildings                           2,228      2,393        2,459
          Office equipment, computers,
            and related software             11,693     11,356       11,455
          ------------------------------------------------------------------
                      Total, at cost         14,619     14,541       14,714
          Less:  accumulated depreciation    (7,566)    (6,701)      (6,172)
          ------------------------------------------------------------------
          Net property and equipment         $7,053     $7,840       $8,542
          ==================================================================

          Page No. 8
          Waverly, Inc.

          4. (c) Other noncurrent assets
          ----------------------------------------------------------------------------
                                                (unaudited)               (unaudited)
                                                   June 30,   December 31,   June 30,
          (in thousands of dollars)                    1997         1996         1996
          ----------------------------------------------------------------------------
          Publication agreements                    $22,772      $21,386      $21,431
          Goodwill                                   11,611       10,961       10,797
          Other intangible assets                     3,391        2,417        2,417
          ----------------------------------------------------------------------------
               Subtotal                              37,774       34,764       34,645
          Accumulated amortization                  (12,957)     (10,852)      (9,644)
          ----------------------------------------------------------------------------
                                                     24,817       23,912       25,001
          Prepaid pension                             5,845        5,825        5,896
          Noncurrent deferred income taxes            3,603        3,604        3,371
          Equity investment in affiliated entities    3,142        3,065        2,632
          Electronic product development assets
          (net of accumulated amortization of
            $4,401, $3,506 and $2,483,
            respectively)                             4,391        4,439        3,736
          Other                                         152          151          150
          ----------------------------------------------------------------------------
          Total other noncurrent assets             $41,950      $40,996      $40,786
          ===========================================================================

          Page No. 9
          Waverly, Inc.

                         REPORT OF INDEPENDENT ACCOUNTANTS


          To the Shareholders and Board of Directors of Waverly, Inc.

          We have reviewed the condensed consolidated balance sheets of Waverly, Inc. and subsidiaries as of June 30, 1997 and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

          We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
          Accordingly, we do not express such an opinion.

          Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1996, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December
          31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

          /s/Coopers & Lybrand L.L.P.
          ---------------------------
          Coopers & Lybrand L.L.P.
          Baltimore, Maryland
          July 25, 1997

          Page No. 10
          Waverly, Inc.

          Part I. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Results of Operations:    Three Months Ended June 30, 1997 Compared
                                    With The Three Months Ended June 30, 1996

          Net Sales were $46.5 million for the three months ended June 30, 1997 compared with $43.3 million for the three months ended June 30, 1996, an increase of 7.2%. Book publishing revenues increased by 1.6%, with domestic revenues 13% higher than the prior year and international revenues 12% lower than the prior year. Domestic book publishing revenues increased from improved growth in backlist sales, the January 1997 acquisition of U.S. based English language titles of Igaku-Shoin Medical Publishers, Ltd. and strong industry sales, mostly to pharmaceutical companies. The weakening of the German deutsche mark against the dollar accounted for the majority of the reduction in international revenue.

          Periodical publishing revenues increased 17% over the prior year. This increase was due to higher advertising-related revenue from the pharmaceutical industry. Professional Learning Systems Division (PLS) revenues increased 12% over the prior year principally from new product releases.

          Cost of Sales was $26.6 million, or 57.3% of net sales for the three months ended June 30, 1997 compared to $25.5 million, or
          58.8% of net sales for the same period last year, an increase of
          4.5 %.  Book publishing cost margin was 54.9% this period
          compared to 56.9% in the prior year.  A larger mix of  backlist sales in 1997 generated the lower cost margin. Periodical publishing cost margin was 66.3% this period compared to 66.7% in the prior
          year.   PLS cost margin was 29.5% this year compared to 33.1%
          last year.

          Selling and Distribution expenses were $10.5 million for the three months ended June 30, 1997 compared to $10.4 million for the same period last year, an increase of 1%. As a percentage of sales, expenses were 22.6% this year compared to 24.0% for the same period last year. During the second quarter of 1997, spending remain unchanged for all operating segments while sales in each unit increased.

          General and Administrative expenses were $3.0 million for the three months ended June 30, 1997 compared to $3.2 million for the same period last year. As a percentage of sales, expenses were 6.6% this year compared with 7.4% last year. Lower employee benefit costs in 1997 is the reason for the year to year change.

          Page No. 11
          Waverly, Inc.

          Depreciation and Amortization expenses were $1.8 million for the three months ended June 30, 1997 compared to $1.4 million for the same period last year. Amortization of increased electronic product development assets is the reason for the year-to-year change.

          Other Income (Expense) was ($103,000) this year compared to ($126,000) for the same period last year. Interest expense was $58,000 lower this year due to the less cash needed for borrowing than in 1996.

          Income taxes were $1,624,000 in 1997 or 37% of pretax income compared with $924,000 or 34% of pretax income in 1996.

          Equity in Earnings (Losses) of Affiliated Entities was ($299,000) this year compared with $67,000 in the prior year period. Lower earnings from the Japanese J.V. due to the lower value of the yen, losses incurred by the Company's French joint venture and a one-time charge for relocation from the Companys German affiliate are the principal reasons.

          Net Income was $2,473,000 or $ 0.27 per share in the current period compared to $1,881,000 or $0.20 per share in the prior year period, an increase of 32%. The increase in earnings is attributed to continued strong performance in periodical publishing and improved operating margins from domestic book publishing aided by the January 1997 acquisition of titles from Igaku-Shoin Medical Publishers, Ltd. (our partner in Japan).

          Page No. 12
          Waverly, Inc.


          Results of Operations:   Six Months Ended June 30, 1997 Compared
                                   With The Six Months Ended June 30, 1996


          Net Sales for the six months ended June 30, 1997 were $85.7 million compared with $81.3 million for the comparable period last year, an increase of 5.5%. Domestic book publishing revenues increased 12.1%, while international revenues declined by 9.2% over last year. The increase in domestic revenues is derived from strong backlist sales as well as the inclusion of the January 1997 acquisition of U. S. based English language titles of Igaku-Shoin Medical Publishers, Ltd.. The sluggish international market and the impact of the deutsche mark exchange rate are the primary reasons for the decline in international book revenues. Periodical revenues were 12.6% higher due primarily to a sharp increase in the volume of advertising related revenue. Professional Learning Systems revenue advanced 17.9% due to the introduction of new product and increased volume in the de'Medici line, an interactive training system.

          Cost of Sales was $51.0 million, or 59.5% of net sales, for the current period compared to $49.0 million or 60.3% of net sales for the prior year period. Book publishing cost margin was 57.9% this period compared to 59.4% in the prior year. The change in cost margin is a result of a higher proportion of backlist titles, which are not burdened with initial first printing, composition and editing costs, sold this year compared to last year. Periodical publishing cost margin was 66.2% this period compared to 67.0% in the prior year. PLS cost margin was 33.1% this year compared to 35.0% in the prior year.

          Selling and Distribution expenses were $20.1 million or 23.4 % of net sales for the six months ended June 30, 1997 compared with $19.9 million or 24.5% of net sales for the prior year period.
          In 1997 expenses have been generally at the same level as 1996 for all operating divisions within the Company.

          General and Administrative expenses were $6.0 million for the current period, or 7.0% of net sales, compared to $6.4 million or 7.8% of net sales for the prior period. Costs have not increased proportionately with the revenue growth. Lower employee benefit care costs is the primary reason for the year to year change.

          Depreciation and Amortization expenses were $3.5 million for the first six months of 1997 compared to $2.7 million for the same period last year. Amortization for a greater number of electronic products is the reason for the year-to-year increase.

          Page No. 13
          Waverly, Inc.

          Other Income ( Expense) was ($118,000) for the six months ended
          June 30, 1997 compared with ($240,000) for the comparable period last year. Interest expense was $121,000 lower this year due to the need for less short term borrowing than in 1996.

          Equity in Earnings (Losses) of Affiliated Entities was ($5,000) for the current period compared with $527,000 for the same period last year. Lower earnings from the Japanese affiliate due to the lower currency value of the yen, losses from the Company's French joint venture and a one-time relocation charge incurred by the Company's German affiliate are the principal reasons. In addition, a $100,000 tax benefit was recognized in 1996 for a prior-year write-off of the 20% equity minority interest in Quality Medical Publishing.

          Net Income was $3.2 million or $0.34 per share for the six months ended June 30, 1997 compared to $2.4 million or $0.26 per share for the six months ended June 30, 1996, an increase of 30.5%.
          The increase in earnings is attributed to a sharp increase in periodical advertising volume as well as an improvement in operating margins from domestic book publishing aided by the January 1997 acquisition of titles from Igaku-Shoin Medical Publishers, Ltd. (our partner in Japan).

          Page No. 14
          Waverly, Inc.

          Liquidity and Capital Resources

          Total assets were $126.9 million at June 30, 1997 compared to $129.9 million at December 31, 1996 and $127.5 million at June 30, 1996. Working capital ratio is 1.5 to 1 at June 30, 1997,
          1.5 to 1 at December 31, 1997  and 1.4 to 1 at June 30, 1996.

          At June 30, 1997, the Company carried a net borrowing position [ defined as cash less short term and long term borrowings ] of $6.0 million compared with a net borrowing position of $8.3 million at June 30, 1996, and $1.0 million at December 31, 1996. The increase in net borrowing since the start of the year is due to the normal seasonal use of cash to pay semiannual author and society royalties and society editorial allowances.
          In addition, the Company acquired the U.S. based English language titles and certain assets of Igaku-Shoin Medical Publishers, Ltd. for $2.3 million in January 1997. The year to year improvement is due to profitable operations and reduced inventory levels.

          The Company's long term debt, net of the current portion, is $1.2 million or 2% of shareholders equity at June 30, 1997, compared with $2.6 million or 5% of shareholders equity at December 31, 1996. The Company currently pays a dividend of $0.07 per share per quarter, equal to an annual rate of $0.28 per share.

          At June 30, 1997, the Company had recorded $6.9 million as a deferred U.S. based tax asset related primarily to postretirement benefit obligations and future inventory-related deductions. The Company expects the deferred tax asset to be realized through future profitable operations, based on the long term earnings record and therefore has recorded the asset free of any valuation allowance.

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


          Part II.   OTHER INFORMATION

          Item 1.   Legal Proceedings No change

          Item 2.   Changes in Securities No change

          Item 3.   Defaults upon Senior Securities None

          Item 4. Submission of Matters to a Vote of Security Holders On April 28, 1997 the following items were submitted to a vote at the Company's annual meeting of shareholders:

                    1.  Election of directors:

                    NOMINEE                               FOR   (a)
                    -------                               ---------
                    David J. Callard                      7,384,639
                    Edward B. Hutton, Jr.                 7,384,539
                    Michael E. Johns                      7,274,677
                    John F. Spahr, Jr.                    7,381,109
                    Michael Urban                         7,384,539

                   (a) Affirmative was 82% or more of total shares outstanding.
                       Less than 2% of the outstanding shares were abstained.

                   2. Ratification of the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending December 31, 1997:

                       FOR          7,395,661
                       AGAINST            270
                       ABSTAINED          178

          Page No. 16
          Waverly, Inc.

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

                     (b) The reports on Form 8K for the quarter ended June 30, 1997:

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

                                                        WAVERLY, INC.
                                                        /s/E. Philip Hanlon
                                                        -------------------
          Date: July 25, 1997                           E. Philip Hanlon
                                                        Vice President, Finance