Form 10-Q
period 1997-09-30
WAVERLY INC
filed 1997-11-14
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D. C.

                                       20549

                                     FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED SEPTEMBER 30, 1997, COMMISSION FILE NO. 0-6311

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

 YES   X          NO

As of September 30, 1997, there were 8,942,670 shares of the Registrant's Common Stock outstanding.

PAGE NO. 2

WAVERLY, INC.

PART I.                 Financial Information

Item 1.                 Financial Statements

Index:

                                                                       PAGE NO.

Unaudited Condensed Consolidated Statements of Income                     3

Unaudited Condensed Consolidated Balance Sheets                           4

Unaudited Condensed Consolidated Statements of Cash Flows                 5

Notes to Unaudited Condensed Consolidated Financial Statements            6

Report of Independent Accountants                                         9

Management's Discussion and Analysis of Financial Condition and
 Results of Operations:

   Results of Operations                                                 10

   Liquidity and Capital Resources                                       14

Part II.   OTHER INFORMATION                                             15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

Exhibit 3(II) - By-laws as amended and restated through April 29, 1991   17

Exhibit 11 - Computation of Earnings Per Share                           27

Exhibit 15 - Letter re:  unaudited interim financial information         28

Exhibit 27 - Financial Data Schedule                                     29

Exhibit 99 - Press release dated November 5, 1997                        30

PAGE NO. 3
WAVERLY, INC.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS OF DOLLARS - EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,

------------------------------------------------------------------------------------------------------------------------------------
                                                        1997                 1996                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------


NET REVENUES                                   $  38,430    100.0%   $ 39,589    100.0%   $124,125    100.0%   $120,855    100.0%

Costs and expenses

  Cost of sales                                   23,325     60.7      24,095     60.9      74,293     59.9      73,060     60.5
  Selling and distribution                        10,002     26.0       9,485     24.0      30,085     24.2      29,362     24.3
  General and administrative                       2,071      5.4       3,022      7.6       8,061      6.5       9,383      7.8
  Depreciation and amortization                    1,687      4.4       1,572      4.0       5,153      4.2       4,312      3.6
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                          37,085     96.5      38,174     96.4     117,592     94.8     116,117     96.2

INCOME FROM OPERATIONS                             1,345      3.5       1,415      3.6       6,533      5.2       4,738      3.8
Other income (expense)
  Investment income                                  (38)    (0.1)        143      0.4         175      0.1         355      0.3
  Interest expense                                  (175)    (0.5)       (292)    (0.7)       (506)    (0.4)       (744)    (0.6)
------------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                        (213)    (0.6)       (149)    (0.3)       (331)    (0.3)       (389)    (0.3)
INCOME BEFORE INCOME TAXES AND
  EARNINGS OF AFFILIATED ENTITIES                  1,132      2.9       1,266      3.3       6,202      4.9       4,349      3.5
Income tax expense                                  (417)    (1.1)       (397)    (1.0)     (2,325)    (1.9)     (1,587)    (1.3)
Equity  in the earnings (losses) of
 affiliated entities                                 (44)    (0.1)        286      0.7         (49)     0.0         813      0.7
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                     $     671      1.7   $   1,155      3.0   $   3,828      3.0   $   3,575      2.9
====================================================================================================================================
Earnings per common share and common share equivalents:

NET INCOME                                     $    0.07            $    0.12            $    0.41             $   0.38
====================================================================================================================================
Cash dividends declared per share              $   0.070            $   0.065            $   0.205             $  0.190
====================================================================================================================================
Average number of common and common
  equivalent shares outstanding                9,429,863            9,362,437            9,371,904            9,330,772
====================================================================================================================================

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PAGE NO. 4
WAVERLY, INC.


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)                    (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                                              SEPTEMBER 30,    DECEMBER 31,  SEPTEMBER 30,
                                                                       1997            1996           1996
----------------------------------------------------------------------------------------------------------
                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $   1,899        $  5,327       $  1,534
  Accounts receivable, less allowance for doubtful
    accounts ($1,375, $1,493 and $1,119 respectively)               43,658          40,385         41,738
  Inventories                                                       28,442          30,910         32,108
  Other current assets                                               3,915           1,172          2,831
  Current deferred income taxes                                      2,950           2,909          2,785
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                80,864          80,703         80,996
NET PROPERTY AND EQUIPMENT                                           7,200           7,840          8,237
OTHER NONCURRENT ASSETS                                             38,542          38,054         38,181
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 126,606        $126,597       $127,414
=========================================================================================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Line of credit borrowings                                      $  13,881        $  1,366       $ 14,393
  Current portion of long-term debt                                  1,200           2,400          3,711
  Accounts payable                                                  15,299          15,232         14,425
  Accrued expenses                                                   3,320           5,299          3,613
  Royalties payable                                                  5,834          10,541          5,518
  Unearned subscription revenues                                    14,684          17,791         13,512
  Income taxes payable                                               1,159           1,361          3,311
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           55,377          53,990         58,483
LONG TERM DEBT                                                       1,222           2,595          1,276
UNFUNDED PENSION OBLIGATION                                          3,064           3,369          3,386
POSTRETIREMENT BENEFIT OBLIGATION                                   11,671          11,719         11,814
OTHER LIABILITIES                                                      497             920            750
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   71,831          72,593         75,709
---------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock-500,000 shares authorized; none issued
  Common stock-$2 par value; 12,000,000 shares
    authorized, 8,942,670, 8,923,138 and ,8,919,938 shares
    issued and outstanding, respectively                            17,885          17,846         17,840
  Additional paid-in capital                                        12,761          12,574         12,414
  Retained earnings                                                 25,059          23,063         20,870
  Foreign currency translation adjustment                             (930)            521            581
---------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          54,775          54,004         51,705
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 126,606        $126,597       $127,414
=========================================================================================================

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PAGE NO. 5
WAVERLY, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                            1997             1996
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                     $  3,828         $  3,575
Adjustments to reconcile net income  to
  net cash used in operating activities

  (Gain)loss on disposal of property and equipment                  116               --
  Postretirement benefit obligation                                 261              456
  (Equity)losses in the earnings of affiliated entities              49             (813)
  Depreciation and amortization                                   5,153            4,312
  Deferred income taxes                                            (855)          (1,315)
  Net periodic pension expense(credit)                              (37)             395
  Other                                                              60               64
Change in assets and liabilities adjusting
  for the effect of acquisitions
      Accounts receivable                                        (2,801)          (4,008)
      Inventories                                                 1,549             (873)
      Prepaid expenses                                           (1,872)          (1,778)
      Accounts payable                                             (231)          (1,667)
      Accrued expenses                                           (2,186)          (3,061)
      Income taxes payable                                         (120)             202
      Royalties payable                                          (4,535)          (3,973)
      Unearned subscription revenues                             (3,100)          (1,665)
      Other long-term liabilities                                  (732)            (705)
-----------------------------------------------------------------------------------------
NET CASH USED IN OPERATIONS                                      (5,453)         (10,854)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                             (1,865)          (1,001)
  Capitalized electronic product development costs               (1,534)          (1,672)
  Acquisition of publishing properties                           (3,531)            (211)
  Decrease in investments in affiliated entities                    340              283
-----------------------------------------------------------------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                      (6,590)          (2,601)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under short-term lines of credit                12,812           14,193
  Repayment of long-term debt                                    (2,397)          (2,483)
  Common stock dividends paid                                    (1,830)          (1,690)
  Proceeds from exercise of stock options                           161              485
-----------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   8,746           10,505
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (3,297)          (2,950)
Effect of exchange rates on cash and cash equivalents              (131)             (96)
CASH AND CASH EQUIVALENTS AT JANUARY 1,                           5,327            4,580
-----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                     $  1,899         $  1,534
=========================================================================================

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

The condensed consolidated balance sheets as of September 30, 1997 and September 30, 1996, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and September 30, 1996 have been prepared by the Company, without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and the results of operations and changes in cash flows for all periods presented have been made.

This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1997, are not necessarily indicative of the operating results for the full year.

2.  NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 regarding earnings per share which requires the Company to present basic and diluted earnings per share in the financial statements. The Company must adopt the requirements of this standard in its financial statements for the year ending December 31, 1997. Adoption of this standard is not expected to have a material impact on the Company's earnings per share.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) were issued in June 1997. The disclosures required by these statements must be reported by the Company in 1998. The Company is reviewing the financial statement impact of SFAS 130 and SFAS 131 and will adopt them by the required dates.

PAGE NO. 7
WAVERLY, INC.

3.  RECLASSIFICATIONS

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

4. (A) INVENTORIES

Inventories consist of the following:

-------------------------------------------------------------------
                         (unaudited)                    (unaudited)
                       September 30,   December 31,   September 30,
                                1997           1996            1996
-------------------------------------------------------------------
Finished goods              $21,760         $24,318         $23,459
Work-in-process               6,328           6,116           8,156
Raw materials                   354             476             493
-------------------------------------------------------------------
                            $28,442         $30,910         $32,108
===================================================================


4. (B) PROPERTY AND EQUIPMENT

----------------------------------------------------------------------------
                                  (UNAUDITED)                   (UNAUDITED)
                                SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
(in thousands)                           1997           1996           1996
----------------------------------------------------------------------------
Land                                 $    693       $    792       $    799
Buildings                               2,227          2,393          2,439
Office equipment, computers,
   and related software                11,736         11,356         11,332
----------------------------------------------------------------------------
             Total, at cost            14,656         14,541         14,570
Less:  accumulated depreciation        (7,456)        (6,701)        (6,333)
----------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT           $  7,200       $  7,840       $  8,237
============================================================================

PAGE NO. 8
WAVERLY, INC.


4. (C) OTHER NONCURRENT ASSETS
---------------------------------------------------------------------------------------
                                             (UNAUDITED)                   (UNAUDITED)
                                           SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
(in thousands of dollars)                           1997           1996           1996
---------------------------------------------------------------------------------------
Publication agreements                          $ 22,772       $ 21,386       $ 21,431
Goodwill                                          11,476         10,961         10,797
Other intangible assets                            3,397          2,417          2,417
---------------------------------------------------------------------------------------
     Subtotal                                     37,645         34,764         34,645
Accumulated amortization                         (13,621)       (10,852)        (9,956)
---------------------------------------------------------------------------------------
                                                  24,024         23,912         24,689
Prepaid pension                                    5,993          5,825          5,860
Noncurrent deferred income taxes                   1,087            662            644
Equity investment in affiliated entities           2,765          3,065          2,626
Electronic product development assets
(net of accumulated amortization of
  $4,892, $3,506 and $2,792,
   respectively)                                   4,526          4,439          4,210
Other                                                147            151            152
---------------------------------------------------------------------------------------
TOTAL OTHER NONCURRENT ASSETS                   $ 38,542       $ 38,054       $ 38,181
=======================================================================================

5.  SUBSEQUENT EVENT

On November 5, 1997 the Company announced that its Board of Directors has initiated a process to explore the sale of the Company. The Company has retained Morgan Stanley & Co., Inc. to assist in seeking prospective buyers. It is currently contemplated that a final decision with respect to any sale transaction will be made in early 1998.

PAGE NO. 9
WAVERLY, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF WAVERLY, INC.

We have reviewed the condensed consolidated balance sheets of Waverly, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended as of September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1996, and the related consolidated statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.
Baltimore, Maryland
October 24, 1997

PAGE NO. 10
WAVERLY, INC.

PART I.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:   THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                         THE THREE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES were $38.4 million for the three months ended September 30, 1997 compared with $39.6 million for the three months ended September 30, 1996, a decrease of 2.9%. Without the impact of foreign currency fluctuations, revenues were flat compared to the three months ended September 30, 1996. Book publishing revenues decreased by 11.6%, with domestic revenues 8.2% lower than the prior year and international revenues 14.8% (3.3% lower without currency impact) lower than the prior year. Domestic book publishing revenues were lower in 1997 because of having received heavy wholesaler stocking orders in the second quarter of 1997. The weakening of the German deutsche mark against the dollar and slower sales in Southeast Asia and Europe accounted for the majority of the reduction in international revenue compared to the prior year.

Periodical publishing revenues increased 9% over the prior year. This increase was due to higher advertising-related revenue and higher subscription prices. Professional Learning Systems Division (PLS) revenues increased 17% over the prior year principally from increased volume generated from the de'Medici line, an interactive training system.

COST OF SALES was $23.3 million (60.7% of net sales) for the three months ended September 30, 1997 compared to $24.1 million (60.9% of net sales) for the same period last year, a decrease of 3.2 %. Book publishing cost margin was 57.5% this period compared to 58.2% in the prior year. Periodical publishing cost margin was 71.6% this period compared to 69.2% in the prior year. The increase in periodical publishing is due to startup costs related to a new 5 year contract to publish five journals for the American Heart Association starting January 1, 1998. PLS cost margin was 34.0% this year compared to 30.7% last year.

SELLING AND DISTRIBUTION expenses were $10.0 million for the three months ended September 30, 1997 compared to $9.5 million for the same period last year, an increase of 5%. As a percentage of sales, expenses were 26.0% this year compared to 24.0% for the same period last year. The increase as a percent of sales is due to lower revenues in international markets and startup expenses for new periodicals.

GENERAL AND ADMINISTRATIVE expenses were $2.1 million for the three months ended September 30, 1997 compared to $3.0 million for the same period last year. As a percentage of sales,

PAGE NO. 11
WAVERLY, INC.

expenses were 5.4% this year compared with 7.6% last year. Lower employee benefit costs and incentive compensation expenses in 1997 are the reasons for the year to year change.

DEPRECIATION AND AMORTIZATION expenses were $1.7 million for the three months ended September 30, 1997 compared to $1.6 million for the same period last year. Amortization of increased electronic product development assets is the reason for the year-to-year change.

OTHER INCOME (EXPENSE) was ($213,000) this year compared to ($149,000) for the same period last year. Currency exchange losses recognized in the third quarter of 1997 by the Company's German affiliate are the primary reason for the year to year change.

INCOME TAXES were $417,000 in 1997 (37% of pretax income) compared with $397,000 (31% of pretax income) in 1996.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATED ENTITIES was ($44,000) this year compared with $286,000 in the prior year period. Lower 1997 earnings from the South American and Australian joint ventures and losses incurred by the Company's new joint venture in France are the principal reasons for the year to year change.

NET INCOME was $671,000 ($ 0.07 per share) in the current period compared to $1,155,000 ($0.12 per share) in the prior year period, a decrease of 42%. The decrease in earnings is attributed to a decline in international revenues, especially in Southeast Asia and Europe, a greater portion of stocking orders recorded in the second quarter of this year, and significant startup expenses incurred for major new periodical contracts that are expected to enhance earnings significantly in 1998.

PAGE NO. 12
WAVERLY, INC.

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                       THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES for the nine months ended September 30, 1997 were $124.1 million compared with $120.9 million for the comparable period last year, an increase of 3%. Domestic book publishing revenues increased 5.2%, while international revenues declined by 10.9% over last year. The increase in domestic revenues is derived from strong backlist sales as well as the inclusion of the January 1997 acquisition of U. S. based English language titles of Igaku-Shoin Medical
Publishers, Ltd. The sluggish international market and the impact of the deutsche mark exchange rate are the primary reasons for the decline in international book revenues. Periodical revenues were 11.4% higher due primarily to a sharp increase in the volume of advertising related revenue. Professional Learning Systems revenue advanced 17.7% due to the introduction of new product releases and increased volume in the de'Medici line, an interactive training system.

COST OF SALES was $74.3 million (59.9% of net sales) for the current period compared to $73.1 million (60.5% of net sales) for the prior year period. Book publishing cost margin was 57.8% this period compared to 59.0% in the prior year. Periodical publishing cost margin was 68.0% this period compared to 67.7% in the prior year. PLS cost margin was 33.4% this year compared to 33.7% in the prior year.

SELLING AND DISTRIBUTION expenses were $30.1 million (24.2 % of net sales) for the nine months ended September 30, 1997 compared with $29.4 million (24.3% of net sales) for the prior year period. In 1997 expenses have been generally at the same level as 1996 for all operating divisions within the Company.

GENERAL AND ADMINISTRATIVE expenses were $8.1 million (6.5% of net sales) for the current period compared to $9.4 million (7.8% of net sales) for the prior period. Costs have not increased proportionately with the revenue growth. Lower employee benefits is the primary reason for the year to year change.

DEPRECIATION AND AMORTIZATION expenses were $5.2 million for the first nine months of 1997 compared to $4.3 million for the same period last year. Amortization for a greater number of electronic products is the reason for the year-to-year increase.

PAGE NO. 13
WAVERLY, INC.

OTHER INCOME (EXPENSE) was ($331,000) for the nine months ended September 30, 1997 compared with ($389,000) for the comparable period last year. Interest expense was $238,000 lower this year due to the need for less short term borrowing than in 1996.

EQUITY IN EARNINGS (LOSSES) OF AFFILIATED ENTITIES was ($49,000) for the current period compared with $813,000 for the same period last year. Lower earnings from the Japanese affiliate due to the lower currency value of the yen, losses from the Company's French joint venture, and a one-time refurbishment charge incurred by the Company's German affiliate are the principal reasons. In addition, in 1996 the Company recorded earnings of $126,000 from it's South American affiliate, while in 1997 the Company has not recorded any income.

NET INCOME was $3.8 million ($0.41 per share) for the nine months ended September 30, 1997 compared to $3.6 million ($0.38 per share) for the nine months ended September 30, 1996, an increase of 7.1%. The increase in earnings is attributed to a marked improvement in domestic book publishing aided by the January 1997 acquisition of titles from Igaku-Shoin Medical Publishers, Ltd. (our partner in Japan) and the sustained momentum in periodical publishing. These gains were mitigated by the erosion of earnings from the international markets.

PAGE NO. 14
WAVERLY, INC.

LIQUIDITY AND CAPITAL RESOURCES

Total assets were $126.6 million at September 30, 1997 compared to $126.6 million at December 31, 1996 and $127.4 million at September 30, 1996. Working capital ratio is 1.5 to 1 at September 30, 1997, 1.5 to 1 at December 31, 1997, and 1.4 to 1 at September 30, 1996.

At September 30, 1997, the Company carried a net borrowing position [defined as cash less short term and long term borrowings] of $14.4 million compared with a net borrowing position of $17.8 million at September 30, 1996, and $1.0 million at December 31, 1996. The increase in net borrowing since the start of the year is due to the normal seasonal use of cash to pay semiannual author and society royalties and society editorial allowances. In addition, the Company acquired the U.S. based English language titles and certain assets of Igaku-Shoin Medical Publishers, Ltd. for $2.3 million in January 1997. The year to year improvement is due to profitable operations and reduced inventory levels.

The Company's long term debt, net of the current portion, is $1.2 million (2% of shareholders' equity) at September 30, 1997, compared with $2.6 million (5% of shareholders' equity) at December 31, 1996. The Company currently pays a dividend of $0.07 per share per quarter, equal to an annual rate of $0.28 per share.

In 1997, the Company expects to fund capital expenditures for existing operations and payment of dividends from internally generated cash flows. The seasonal trend in subscription renewals and domestic book publishing cause certain fluctuations in the Company's cash position during the year and impact the use of credit lines. The Company expects to have minimal line-of-credit borrowings at December 31, 1997.

SIGNIFICANT EVENT

On November 5, 1997, the Company announced that its Board of Directors has initiated a process to explore the sale of the Company. The Company has retained Morgan Stanley & Co., Inc.to assist in seeking prospective buyers. It is currently contemplated that a final decision with respect to any sale transaction will be made in early 1998.

PAGE NO. 15
WAVERLY, INC.

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings
             No change

Item 2.      Changes in Securities and Use of Proceeds
             None

Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K

                (a) The  following  exhibits  required by Item 601 of Regulation
                    S-K are filed herewith:

                    Exhibit 3(II) - By-laws as amended and restated through
                                    April 29, 1991

                    Exhibit 11 - Computation of Earnings Per Share

                    Exhibit  15 - Letter  from  Coopers  &  Lybrand  L.L.P.,
                                  independent accountants, re unaudited
                                  financial information.

                    Exhibit 27 - Financial Data Schedule

                    Exhibit 99 - Press release dated November 5, 1997

                (b) The  reports on Form 8K for the  quarter  ended  September
                    30, 1997:

                    None

ALL OTHER ITEMS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE ANSWERS ARE NONE.

PAGE NO. 16
WAVERLY, INC.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                                           WAVERLY, INC.

Date: November 14, 1997                    /s/E. Philip Hanlon
                                           -------------------
                                           E. Philip Hanlon
                                           Vice President, Finance