Form 10-K
period 1997-12-31
WAVERLY INC
filed 1998-03-26
CIK 105085

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549

                                         FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                     For the fiscal year ended December 31, 1997

                            Commission File Number 0-6311

                                      WAVERLY, INC.
              (Exact name of Registrant as specified in its charter)

                        Maryland                           52-0523730
             (State or other jurisdiction of            (IRS Employer
             incorporation or organization)              Identification No.)

                 351 West Camden Street
                  Baltimore, Maryland                         21201
        (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code        410-528-4000



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

 Title of Each Class                  Name of Each Exchange on Which Registered
 -------------------                  -----------------------------------------
Common Stock, $2 par value                     Nasdaq Stock Market


Indicate by check mark whether the Registrant (1) : has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]


                           [Cover page 1 of 2 pages.]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $144,616,875, or $39.00 per share as of February 14, 1998. The number of shares outstanding of the Registrant's Common Stock was 9,039,576 as of February 14, 1998.














































                           [Cover page 2 of 2 pages.]

                                     PART I

Item 1.  Business
                               General Description

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

Financial disclosure of sales by geographical area for the three years ending December 31, 1997 appears in Note 13 - Revenues by Geographic Areas incorporated herein in Item 8 of this Form 10-K Annual Report.

The Company is incorporated in Maryland and its principal executive offices are located at 351 W. Camden Street, Baltimore, Maryland 21201.

Agreement and Plan of Merger with Wolters Kluwer U.S. Corporation.

                  On February 10, 1998, the Company, entered into an Agreement and Plan of Merger, dated as of February 10, 1998 (the "Merger Agreement"), with Wolters Kluwer U.S. Corporation, a Delaware corporation ("Wolters Kluwer"), and MP Acquisition Corp., a Maryland corporation and an indirect wholly owned subsidiary of Wolters Kluwer ("Newco"), providing for the acquisition of the Company by Wolters Kluwer. Pursuant to the Merger Agreement, among other things, on February 18, 1998, Newco commenced a tender offer for all outstanding shares of common stock, par value $2.00 per share (the "Shares"), of the Company at $39.00 per Share net to the seller in cash (the "Offer"). The obligation of Newco to purchase Shares tendered in the Offer is conditioned upon, among other things, two thirds of the outstanding Shares on a fully diluted basis being tendered in the Offer and applicable waiting periods under United States and relevant foreign antitrust laws having expired or terminated. The Company's
Schedule 14D-9 related to the Offer was filed with the Securities and Exchange Commission on February 18, 1998, and mailed to the Company's stockholders of record shortly thereafter, and is incorporated by reference herein.

Upon consummation of the Offer, the Merger Agreement further provides that, subject to the conditions set forth therein, Newco will be merged (the "Merger") with and into the Company, with the Company being the surviving corporation (the "Surviving Corporation") and becoming a wholly owned subsidiary of Wolters Kluwer. After the effective time of the Merger, each issued and outstanding Share (other than treasury Shares, Shares owned by Wolters Kluwer, Newco or any wholly owned subsidiaries of Wolters Kluwer or the Company) will be canceled and converted into the right to receive $39.00 in cash (or any higher price paid per Share pursuant to the Offer). Each issued and outstanding share of Newco common stock will be converted into and become one fully paid and nonassessable share of common stock of the Surviving Corporation. The Merger Agreement further provides that prior to the effective time of the Merger, the Company shall pay to the holder of each outstanding stock option, whether or not then exercisable, an amount in respect thereof equal to the product of (A) the excess, if any, of the Offer Price over the per Share exercise price of such option and (B) the number of Shares subject to such option. In the Merger Agreement, the Company, Wolters Kluwer and Newco have made customary representations and warranties and additional covenants in order to effectuate the Merger. Wolters Kluwer, nv, a corporation organized under the laws of the Netherlands and the ultimate parent corporation of Wolters Kluwer and Newco, has guaranteed the performance of the obligations of Wolters Kluwer and Newco under the terms of the Merger Agreement.

As previously reported the Merger is undergoing routine review by the Department of Justice, Antitrust Division, under the Hart-Scott-Rodinao Antitrust Improvements Act of 1976 ("HSR"). Wolters Kluwer has received a request for additional information under HSR, and the Company has received a parallel request under the Department of Justice's Civil Investigative Demand Authority. The HSR waiting period which was set to expire on March 4, 1998, will be extended until 10 days after Wolters kluwer substantially complies with its request.

On March 17, 1998, Wolters kluwer announced that the expiration of the Offer had been extended to April 30, 1998. The Offer had been previously scheduled to expire on march 17, 1998.

In connection with the Merger Agreement, certain stockholders of the Company, including certain directors and officers of the Company (collectively, the "Stockholders"), have entered into a Stock Option and Tender Agreement (the "Stock Option Agreement") with Wolters Kluwer and Newco dated as of February 10, 1998. Pursuant to the Stock Option Agreement, the Stockholders have agreed to tender their Shares in the Offer and have granted Wolters Kluwer and Newco an option (a "Stock Option") to purchase 5,338,680 Shares (representing approximately 53.3% of the Shares outstanding) owned by the Stockholders at a purchase price equal to the Offer Price (or any higher price paid per Share pursuant to the Offer). The Stock Option becomes exercisable in the event that the Offer is terminated by Wolters Kluwer under certain circumstances set forth in the Stock Option Agreement or the Offer expires without the purchase of Shares thereunder under certain circumstances set forth in the Stock Option Agreement. Pursuant to the Stock Option Agreement, the Stockholders have agreed to vote all their Shares (i) in favor of the Merger, the Merger Agreement and the transactions contemplated thereby, (ii) against any action or agreement that would result in a material breach of a covenant, representation or warranty or other obligation of the Company under the Merger Agreement and (iii) against any action or agreement that would materially impede, interfere with or attempt to discourage the Offer or the Merger. In the event that certain of the Stockholders do not vote as described above, such Stockholders shall be deemed to have granted Wolters Kluwer a proxy to vote his, her or its Shares.

                             Description of Specific
                              Publishing Businesses

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

Waverly publishes periodicals for major medical and scientific societies (" society publishing ") with whom they jointly share in certain editorial and publishing responsibilities. Profits from each periodical are shared by the Company and the society as dictated by the contract terms. The majority of these publications are linked to prestigious international organizations including the American Urological Association, the American Society of Plastic and Reconstructive Surgeons and the Congress of Neurological Surgeons. The Company typically works under long-term contracts with these organizations ( three to five years in duration ) . Waverly has been successful over the years in renewing such contracts. It's average retention rate over the last ten years is in excess of 75%. Some of the societies have contracted with the Company for over twenty-five years. The Company currently publishes 48 society periodicals. Waverly believes that the relationship with the medical associations and their members are an important link in its ability to attract new authors for its periodical publications as well as for its book and electronic publishing programs. The Company also publishes periodicals which are directly owned by Waverly ( " proprietary periodicals " ) . In 1997, Waverly published 29 such periodicals.

In 1980 the Company published 36 periodicals compared to the current roster of 77 publications. Circulation of subscription based periodicals ranges from 500 for new or narrowly specialized publications to over 20,000 for leading publications in broader based disciplines. Approximately 20% of the subscribers are located in foreign countries.

Approximately 65% of the periodicals are published for subscribers in the fields of medicine, including disciplines such as obstetrics and gynecology, psychiatry, nephrology, urology, anesthesia and neurology. The remaining 35% of the publications are directed at the fields of allied health, including nursing, physical and respiratory therapy, audiology and chiropractic.

Historically,  more  than 75% of the  subscribers  to  periodicals  renew  their subscriptions. The Company uses both direct mail campaigns as well as independent subscription agents throughout the world to secure renewals. At December 31, 1997 and 1996 the Company's paid subscriber base was approximately 389,000 and 381,000 respectively.

Revenues generated from periodical publishing come from three principal sources. Subscription fees account for approximately 57% of the total. Advertising revenues, principally from pharmaceutical and medical equipment manufacturers, contribute approximately 24% of the total. The remaining 19% is derived from sales of reprint articles, mail lists, annual bound volumes and special supplement insert issues from pharmaceutical firms. The Company publishes three periodicals ( commonly referred to as "controlled circulation" journals ) which rely entirely on advertising revenue for its income source.

B.  Book Publishing

1. General Information

The Company publishes and distributes worldwide over 1,300 titles to students, practitioners, institutions and health care firms. Although no definitive industry statistics are available, the Company believes that it is one of the top ten medical book publishers in the world.

In the United States, the Company publishes principally under the name of Williams & Wilkins although other imprints or brand names are used for strategic reasons. Other imprints include Lea & Febiger, National Medical Series, and Stedman's Word Book Series. In Munich, Germany the Company owns a publishing firm which operates under the trade name Urban & Schwarzenberg.

The  Company  publishes   approximately  45%  of  its  titles  for  the  student
marketplace while the remaining 55% of titles are directed to medical practitioners and others engaged in the health care industry. Over the years the Company has successfully built a base of product that continues in updated revised editions. It is not uncommon for some titles to continue for 10-15 years beyond its initial publication, particularly for subjects in basic sciences, atlases and reference products. In 1997 approximately 40% of the Company's book products have extended beyond the first edition life cycle.

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

2.  Marketing & Distribution

In the United States the Company markets and distributes its publications through several channels including direct mail, conventions, internet marketing, telemarketing, field sales, independent distributors and joint venture sales groups. Approximately 55% of the product line is sold through retail outlets at college, medical and trade bookstores as well as institutional libraries. The balance comes through the direct sales and marketing channels.

The Company promotes and distributes its English language products to international markets through a separate dedicated division. The division maintains offices in Baltimore, London, Buenos Aires , Hong Kong and Bangkok. The Company is a partner in two distribution companies located in Sydney and Tokyo and also has distribution agreements with partners in Barcelona and Paris.

The Company promotes and distributes German language publications through direct mail, bookstores, and commissioned sales agents. In addition, the Company owns a direct mail order firm in Munich, Germany which sells medical and scientific books of varied subject matter to professionals and nonprofessionals. The Company also operates a publishing firm in Wroclaw, Poland to translate both English and German language books into the local language.

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

C. Electronic Media Publishing

The Professional Learning System Division ( " PLS " ) publishes non-print products for use in education, training and productivity improvement for students and practitioners in nursing, medicine and in other health care related industries. Products are marketed under various the trade names including Williams & Wilkins , Medi-Sim, Stedman's, LifeArt, and de'MEDICI.

Approximately 400 products are sold in various types of formats including print, software, video, computer assisted instruction ("CAI " ), and CD ROM formats. The Company develops original products for electronic format and in certain cases will convert existing print product into electronic format for sale.

The Company also participates in certain development and distribution projects with other firms to share in technology and market expertise.

The Company believes that the non-print product demand will increase rapidly over the next several years . The Company believes it is a leader in the medical publishing industry for providing such non-print products.

D.  Competition in Medical Publishing

Medical publishing is a highly competitive business. While there is no conclusive marketing data available to rely on, it is reasonable to ascertain that approximately 10 -15 medical publishing firms control over 70% of the global medical publishing marketplace, with four firms currently accounting for at least 40% of total revenues. There are well over 150 smaller publishing firms that publish for a narrowly targeted audience of medical professionals.

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

Item 2.   Properties

In June 1995 the Company relocated it's corporate headquarters to Camden Yards South Warehouse located on 351 West Camden Street, Baltimore, Maryland 21201. Details of this lease between Waverly, Inc. and the Maryland Stadium Authority is incorporated by reference to Exhibit 10H filed with the 1994 Annual Report on Form 10-K.

As of December 31, 1997, the Company had leases at the following principal locations:

                                                                Square Feet   (000's) Annual    Expiration Dates
                Location                           Use                             Cost
------------------------------------------------------------------------------------------------------------------
Camden Yards South                            Office space        72,400    $1,046 in 1996            2005
Warehouse                                                                   increasing to a
351 W. Camden Street                                                        maximum of $1,182
Baltimore, Md. 21201                                                        in 2004.

Urban & Schwarzenberg - Europe                Office space,       40,812           592            Various with
                                              Warehouse and                                     earliest in 1998
                                               Bookstores

Waverly Europe - London                       Office space         3,700            70                2002

Media, Pennsylvania                           Office space         7,500           165                1999

Williams & Wilkins Asia Pacific             Office space and      11,700           154                1998

Limited - Hong Kong                             Warehouse

Williams & Wilkins Asia Pacific               Office space           710            23                1998
Limited - Thailand

Item 3.  Legal Proceedings.

As of the date of this report, there were no material legal proceedings pending against the Company or any of its subsidiaries. No material lawsuits or proceedings were terminated in the fourth quarter of 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                     Part II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

The common stock of Waverly is traded on the over-the-counter market, with daily quotations reported in the NASDAQ quotation system. As of February 14, 1998, there were 9,039,576 shares outstanding (10,013,326 if adjusted for stock options exercisable within 60 days after the record date). Including stock options exercisable within 60 days, 3,951,649, or 43.2%, are owned by members of the Passano family, 802,500 shares, or 8.8%, are owned by Michael Urban, and 495,000 shares, or 5.4%, are owned by various members of the Spahr family, all of whom participate in voting trusts with terms similar to those of the voting trust of certain members of the Passano family. There are 414 record holders of the common stock as of February 14, 1998. The following table sets forth the range of high and low prices of the Company's common stock, and the dividends paid in each of the four quarters of the last two years.

                -------------------1997-----------------          ------------------1996-----------------
    Quarter         High           Low        Dividends              High           Low         Dividends
------------------------------------------------------------------------------------------------------------

          First       $ 25.25       $ 17.75         $.065              $ 24.50        $ 20.00         $.060
         Second         22.50         19.63          .070                24.50          19.75          .065
          Third         25.63         21.25          .070                26.25          20.00          .065
         Fourth         47.25         24.00          .070                29.50          22.75          .065
------------------------------------------------------------------------------------------------------------
           Year       $ 47.25       $ 17.75         $.275              $ 29.50        $ 19.75         $.255
============================================================================================================


Item 6.  Selected Financial Data.

Key Financial Data
Five-Year Financial History*
(in thousands of dollars except ratios and per share amounts)

Year Ended December 31,                              1997          1996           1995           1994         1993
-------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Revenues                                        $ 172,386     $ 170,961      $ 156,329      $ 132,064    $ 121,684
Income (loss) from  continuing
operations                                          7,096         6,347          5,305          4,888      (2,615)
Discontinued printing operations                        -             -              -          (228)        (607)
Net income (loss)                                   7,096         6,347          5,305          4,660      (2,008)

Data Per Common Share:
Income (loss) from continuing
operations - basic                               $    .79      $    .71       $    .60       $    .56    $   (.30)
Discontinued printing operations - basic                -             -              -         (0.03)         0.07
Net income (loss) - basic                        $    .79      $    .71       $    .60       $    .53    $   (.23)
Income (loss) from  continuing
  operations - diluted                           $    .75      $    .68       $    .57       $    .54    $   (.30)
Discontinued printing operations -
  diluted                                               -             -              -          (.03)          .07
Net income (loss) - diluted                      $    .71      $    .68       $    .57       $    .51    $   (.23)
Shareholders' equity (book value)                 $  6.52       $  6.05        $  5.64        $  5.10     $   4.65
Cash dividends paid                               $  .275       $  .255        $  .235        $  .220     $   .220
Average common shares - Basic (thousands)           8,943         8,902          8,844          8,720        8,674
Average common shares - Diluted (thousands)         9,449         9,355          9,245          9,052        8,674

Balance Sheet Data:
Total assets                                    $ 127,477     $ 126,597      $ 125,905      $ 120,635    $ 114,376
Investment in discontinued
 printing operations                                    -             -              -          1,000        2,903
Working capital                                    29,633        26,713         22,211         25,832       26,495
Current ratio                                         1.6           1.5            1.4            1.5          1.5
Long-term debt                                      1,196         2,595          3,680          7,348        8,435
Shareholders' equity                               58,522        54,004         49,896         44,444       40,298
===================================================================================================================

*  This financial data should be read in conjunction with the Consolidated Financial Statements        and
related Footnotes on pages 21 through 37.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

1997 COMPARED WITH 1996
-----------------------

Total revenues in 1997 were $172.4 million compared with $171.0 million in 1996, an increase of approximately 1%. Reported revenues were affected by the significant decline in the value of the German mark to the U.S. dollar, which dropped 13% from the prior-year period. Without the impact of foreign currency total worldwide revenues increased 4%.

Book Publishing revenues were $100.3 million in 1997 compared with $105.8 million in 1996, a decline of 5%. Without the effect of the foreign currency valuation, Book Publishing revenues were equal to the prior year. Revenues increased 2% in domestic markets, in part because of the acquisition of certain medical titles from Igaku-Shoin Medical Publishers, Ltd., a New York-based publisher. Book Publishing revenues from international markets declined 11% owing to the aforementioned currency factor and the difficult market conditions in the Far East.

Periodical Publishing revenues were $63.4 million in 1997 compared with $57.8 million in 1996, an increase of nearly 10%. Subcription-based revenue increased 8% because of price increases. Advertising revenues advanced 14% due to a greater volume of business, while other journal publishing revenue increased by 8%. The Company acquired certain newsletters in 1997, which contributed nominally to growth this year. Professional Learning Systems Division ( "PLS" ) revenues were $8.7 million in 1997 compared with $7.3 million in 1996, an increase of 20%. The increase came from new releases of established products and the further penetration of its new product line, de'MEDICI Systems, a hospital-based interactive training system.

Cost of Sales was $102.9 million in 1997 and $102.0 million in 1996. As a percent of sales, costs were 59.7% for both years. Book Publishing cost of sales was 57.5% in 1997 and 58.8% in 1996. The year-to-year improvement came from cost efficiencies in textbook publishing and lower obsolescence in clinical book publishing. Periodical Publishing cost of sales was 68.0% in 1997 and 67.3% in 1996. The slightly higher cost margin in 1997 is due principally to startup costs associated with the signing of a five-year publishing contract with the American Heart Association, which is scheduled to begin in 1998. PLS cost margin was 32.1% in 1997 and 33.6% in 1996. Margins improved from the sales of new releases of established product lines.

Selling and distribution expenses were $40.7 million, or 23.6% of revenues, in 1997 compared with $40.5 million, or 23.7% of revenues, in 1996. Domestic Book Publishing incurred lower costs because of the timing of promotion for new publications. International Book Publishing incurred higher cost margins because of lower volume. Periodical publishing cost margins were equal to last year. PLS Group costs increased because of the expansion of the sales force.

General and Administrative expenses were $10.4 million in 1997 and $12.9 million in 1996. As a percent of revenue, expenses were 6.0% in 1997 and 7.5% in 1996. Lower employee benefit costs and bad debt expense in 1997 and the absence of certain onetime costs and legal fees charged in 1996 are the principal factors for the year-to-year reductions in expense.

Other Income was $92,000 in 1997 and $234,000 in 1996. Loss on foreign exchange transactions in 1997 is the principal factor for the lower income. Interest expense was $0.8 million in 1997 and $1.1 million in 1996. Average borrowings for short-term financing were lower in 1997, and principal repayments on long-term debt reduced borrowing costs.

Equity in earnings of affiliated entities was $183,000 in 1997 and $906,000 in 1996. New joint ventures in Europe incurred startup losses in 1997. In addition, existing entities in Japan and Germany recorded lower profits because of difficult market conditions and lower foreign currency valuations.

Income taxes were $4.0 million in 1997 and $3.2 million in 1996. The effective tax rate was 36.4% in 1997 and 36.8% in 1996.

Net income was $7.1 million in 1997 and $6.3 million in 1996. Domestic-based publishing operations improved significantly over the prior year. Earnings from international-based operations were below last year because of difficult market conditions in Southeast Asia and Germany.


1996 COMPARED WITH 1995
-----------------------

Company revenues for 1996 totaled $171.0 million, an increase of $14.6 million, or 9%, compared with 1995. Revenues of the Company's three major business segments all produced increases over the prior year. Book Publishing revenues were $105.8 million in 1996 compared with $98.3 million in 1995, an increase of 8%. Domestic Book Publishing revenues increased 16% primarily because of an increase in the number of new products published and a substantial year-to-year increase in industry sales, principally to pharmaceutical companies. International book sales, which include export sales of English language books and sales of German language books and account for 53% of total book revenues, were essentially unchanged from the prior year. Export sales of English language books increased 13% while sales of German language books declined 3%. Were it not for lower currency valuations, sales of German language books would have remained unchanged from the prior year. Softness in industry sales in Germany account for the lack of growth in 1996.

Periodical Publishing revenues were $57.8 million in 1996 compared with $52.1 million in 1995, an increase of 11%. Subscription-based revenues increased 7% because of rate increases. Advertising-related revenues increased 17% over 1995. Professional Learning Systems Division (PLS) revenues were $7.3 million in 1996 compared with $6.0 million in 1995, an increase of 22% over 1995. Gains in revenues came entirely from the full-year inclusion of de'MEDICI systems, a hospital-based interactive training system purchased by The Company in June, 1995.

Cost of sales was $102.0 million in 1996 compared with $94.0 million in 1995, an increase of 9%. As a percentage of sales, costs were 59.7% in 1996 and 60.1% in 1995. Cost margins for Book Publishing were 58.7% in 1996 compared with 58.0% in 1995. In 1996, The Company published a large number of comprehensive reference titles, which carry higher initial composition and printing costs in the first print run. Periodical Publishing cost margins were 67.2% in 1996 compared with 68.9% in 1995. A healthy increase in higher margin advertising revenues coupled with subscription rate increases, which outpaced manufacturing cost increases, led to the favorable margin improvement in 1996. PLS cost margin was 33.6% in 1996 compared with 30.2% in 1995.

Selling and distribution expenses were $40.5 million in 1996 and $37.1 million in 1995, an increase of 9%. As a percentage of sales, expenses were 23.7% in 1996 and 23.8% in 1995. Expenses as a percentage of sales were unchanged in the Book Publishing group, while in the Periodical Publishing group, expenses decreased as a percent of sales because of an increased revenue base. PLS experienced an increase as a percentage of sales because of the national roll-out of de'MEDICI systems.

General and administrative expenses were $12.9 million in 1996 and $11.9 million in 1995, an increase of 8%. As a percentage of sales, expenses were 7.5% in 1996 and 7.6% in 1995. Although pension expense increased $0.9 million from year to year, lower costs in other areas coupled with an expanded revenue base resulted in comparable cost ratio for both years.

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

Net income was $6.3 million, or $.68 per share, in 1996 compared with $5.3 million, or $.57 per share, in 1995, an increase of 19%. The year-to-year increase in earnings from ongoing operations is a result of the substantial gain in profits realized by Periodical Publishing, while Book Publishing and PLS declined from the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations was $7.7 million in 1997 compared with $7.6 million in 1996. Net income before noncash charges such as depreciation, amortization, and deferred taxes generated $15.5 million in 1997 compared with $11.8 million in 1996. Increases in current assets, net of increases in current liabilities, were $7.7 million in 1997 compared with $4.0 million in 1996. Increases in trade receivables and early contractual payments to societies for journal editorial and royalty advances in 1997 are the principal reasons for the use of cash. The Company spent $2.3 million on capital expenditures in 1997, primarily to upgrade and enhance computer hardware and communication systems.

At December 31, 1997 the Company carried total short-term and long-term borrowings of $3.7 million compared with $6.4 million at December 31, 1996. The Company maintains bank lines of $39.2 million worldwide and believes these amounts are adequate to provide necessary working capital for future growth. During 1998 the Company will retire $1.2 million of long-term debt and expects to have a single long-term bank note equal to $1.2 million outstanding at the end of 1998.

At December 31, 1997 the Company recorded $2.9 million of deferred tax assets having to do with future tax benefits related to postretirement obligations and inventory-associated deductions. Based on the Company's long-term earnings performance, the deferred tax asset was recorded free of any valuation allowance.

In 1998 The Company expects to continue to invest in working capital for the further development of new products, maintain and upgrade necessary system computer hardware and software to support operations, and to purchase publication rights of titles to broaden product lines. The Company expects to finance these activities through cash flow from operations.

YEAR 2000
---------

The Year 2000 raises a general concern regarding the capability of the Company's hardware and software to meet the requirements of date comparisons and calculations across the century boundary. Therefore in 1997, the Company established a task force, under the auspices of the Audit Committee of the Board of Directors, to perform an analysis of its internal Year 2000 issues as well as the external organizations whose systems may cause business interruptions to the Company if their Year 2000 issues aren't resolved. To that end, the Company has commenced necessary remediation programs for its internal systems and has established procedures to identify, notify and test external organization systems for compliance. The costs associated with this project will be expensed as incurred. At this time, the Company does not believe this task will have a material impact on the financial statements in future years.

Item 7A.  Quanitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

                        Report of Independent Accountants

The Board of Directors and
  Shareholders of Waverly, Inc.

We have audited the accompanying consolidated balance sheets of Waverly, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waverly, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                     /s/Coopers & Lybrand L.L.P.
                                                     ---------------------------
Baltimore, Maryland                                  Coopers & Lybrand L.L.P.
January 30, 1998, except for Note 16,
  as to which the date is February 10, 1998


Consolidated Balance Sheets
(in thousands of dollars except per share amounts)

-------------------------------------------------------------------------------------------------------------------
At December 31,                                                                            1997               1996
-------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current  assets
   Cash and cash equivalents                                                        $     1,575        $     5,327
   Accounts receivable, less allowance for doubtful accounts
   ($1,438 and $1,493, respectively)                                                     43,843             40,385
   Inventories                                                                           29,512             30,910
   Current deferred taxes                                                                 2,429              2,909
   Prepaid expenses                                                                       5,115              1,172
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     82,474             80,703
-------------------------------------------------------------------------------------------------------------------
Property and equipment
   Land                                                                                     678                792
   Buildings and improvements                                                             2,188              2,393
   Office and computer equipment                                                         12,434             11,356
-------------------------------------------------------------------------------------------------------------------
                                                                                         15,300             14,541
   Less:  accumulated depreciation                                                      (8,283)            (6,701)
-------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                                7,017              7,840
   Intangible assets                                                                     23,602             23,912
   Electronic product development assets                                                  4,593              4,439
   Investments in affiliated entities                                                     2,875              3,065
   Prepaid pension                                                                        6,141              5,825
   Deferred taxes                                                                           459                662
   Other assets                                                                             316                151
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $  127,477         $  126,597
===================================================================================================================





-------------------------------------------------------------------------------------------------------------------
At December 31,                                                                            1997               1996
-------------------------------------------------------------------------------------------------------------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Line of credit borrowings                                                        $     1,293        $     1,366
   Current portion of long-term debt                                                      1,200              2,400
   Accounts payable                                                                      18,014             15,232
   Accrued expenses                                                                       3,550              5,299
   Royalties payable                                                                      9,296             10,541
   Unearned subscription revenues                                                        18,418             17,791
   Income taxes payable                                                                   1,070              1,361
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                52,841             53,990
-------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                         1,196              2,595
   Unfunded pension obligation                                                            2,932              3,369
   Postretirement benefit obligation                                                     11,525             11,719
   Other liabilities                                                                        461                920
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        68,955             72,593
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
Shareholders' equity
   Preferred  stock 500,000 shares  authorized;  none issued
   Common stock $2 par value; 12,000,000 shares authorized,
    9,000,450 and 8,923,138 shares issued and outstanding,
    respectively                                                                         18,001             17,846
   Additional paid-in capital                                                            13,936             12,574
   Retained earnings                                                                     27,698             23,063
   Foreign currency translation adjustments                                             (1,113)                521
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               58,522             54,004
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 127,477          $ 126,597
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations
(in thousands of dollars except per share amounts)
-------------------------------------------------------------------------------------------------------------------
For the year ended December 31,                                                1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 172,386       $ 170,961      $ 156,329
Costs and expenses
  Cost of sales                                                             102,909         102,027         94,015
  Selling and distribution                                                   40,700          40,540         37,133
  General and administrative                                                 10,355          12,899         11,946
  Depreciation and amortization                                               6,880           6,053          5,292
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    160,844         161,519        148,386
-------------------------------------------------------------------------------------------------------------------
Operating income                                                             11,542           9,442          7,943
-------------------------------------------------------------------------------------------------------------------
  Other income                                                                   92             234            808
  Interest expense                                                            (766)         (1,065)        (1,201)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes and earnings of
  affiliated entities                                                        10,868           8,611          7,550
Income tax expense                                                          (3,955)         (3,170)        (2,561)
Equity in the earnings of affiliated entities                                   183             906            316
-------------------------------------------------------------------------------------------------------------------
Net income                                                                $   7,096       $   6,347      $   5,305
===================================================================================================================
Earnings per common share and common share equivalents:
Basic                                                                    $      .79     $       .71     $      .60
Diluted                                                                  $      .75     $       .68     $      .57
===================================================================================================================
Weighted average number of common shares
outstanding                                                               8,943,118       8,902,020      8,844,652
Dilutive potential common shares                                            505,963         452,961        400,642
-------------------------------------------------------------------------------------------------------------------

Diluted weighted-average shares outstanding                               9,449,081       9,354,981      9,245,294
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Shareholders' Equity
(in thousands of dollars except per share amounts)
--------------------------------------------------------------------------------------------------------------------
For the three years ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                   Common        Common      Additional                    Currency
                                    Stock        Stock         Paid-in       Retained     Translation
                                   Shares                      Capital       Earnings     Adjustment      Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994          4,371      $ 8,741        $ 10,595     $ 24,659         $   449    $ 44,444
  Net income                                                                  5,305                       5,305
  Cash dividends $.235
   per share                                                                 (2,081)                     (2,081)
  Exercise of stock options            61          122             937                                    1,059
  Common stock issued
   for director fees                    1            3              47                                       50
  Tax benefits related
   to exercise of
   atock options                                                   364                                      364
  Foreign currency
   translation
   adjustments                                                                                  755         755
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          4,433        8,866          11,943       27,883           1,204      49,896
  Net income                                                                  6,347                       6,347
  Cash dividends $.255
   per share                                                                 (2,272)                     (2,272)
  Exercise of stock options            41           81             427                                      508
  Common stock issued
   for director fees                    2            4              60                                       64
  Two-for-one common
   stock split (Note 2)             4,447        8,895                       (8,895)                          -
  Tax benefits related
   to exercise of
    stock options                                                  144                                      144
  Foreign currency
   translation
   adjustments                                                                                 (683)       (683)
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          8,923       17,846          12,574       23,063             521      54,004




--------------------------------------------------------------------------------------------------------------------
                                   Common                    Additional                    Currency
                                    Stock        Common        Paid-in       Retained     Translation
                                   Shares        Stock         Capital       Earnings     Adjustment      Total
--------------------------------------------------------------------------------------------------------------------
  Net income                                                                  7,096                       7,096
  Cash dividends $.275
   per share                                                                 (2,461)                     (2,461)
  Exercise of stock options            75          150             744                                      894
  Common stock issued
   for director fees                    2            5              55                                       60
  Tax benefits related
   to exercise of
   stock options                                                   563                                      563
  Foreign currency
   translation
   adjustments                                                                               (1,634)     (1,634)
   adjustments
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          9,000     $ 18,001        $ 13,936     $ 27,698         $(1,113)   $ 58,522
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
(in thousands of dollars)

-------------------------------------------------------------------------------------------------------------------
For the year ended December 31,                                                1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                                 $  7,096        $  6,347       $  5,305
Adjustments to reconcile net income to net cash from
operating activities
  Postretirement benefit obligation                                             350             574            665
  Equity in the earnings of affiliated entities                               (183)           (906)         ( 316)
  Depreciation and amortization                                               6,880           6,053          5,292
  Deferred income taxes                                                       1,169           (984)          2,229
  Net periodic pension expense (credit)                                        (91)             521          (395)
  Other                                                                         209             180             71
Change in assets and liabilities, adjusted for
  the effect of acquisitions and divestitures
  Accounts receivable                                                       (4,944)         (1,241)        (3,098)
  Inventories                                                                   227           (324)        (7,173)
  Prepaid expenses                                                          (3,874)           (125)             36
  Accounts payable                                                            4,401           (618)          1,749
  Accrued expenses                                                          (1,957)         (1,314)        (1,522)
  Income taxes payable                                                        (220)         (1,752)          (193)
  Royalties payable                                                         (1,010)           1,234          1,541
  Unearned subscription revenues                                                624             981        (2,618)
  Other long-term liabilities                                               (1,002)         (1,007)          (627)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                               7,675           7,619            946
-------------------------------------------------------------------------------------------------------------------









-------------------------------------------------------------------------------------------------------------------
For the year ended December 31,                                                1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Proceeds from sale of discontinued operations                                   -               -          1,000
  Purchase of property and equipment                                        (2,186)         (1,579)        (4,862)
  Acquisition of businesses and publishing properties                       (3,672)           (211)        (6,269)
  Additions to electronic product development assets                        (2,158)         (2,364)        (1,396)
  Decrease in investments in affiliated entities                                 86             180            310
  Proceeds from sale of marketable securities                                     -               -         10,312
  Purchases of marketable securities                                              -               -        (1,000)
-------------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                 (7,930)         (3,974)        (1,905)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net borrowings (payments) under short-term lines of credit                    128           1,166          (960)
  Repayment of long-term debt                                               (2,397)         (2,475)        (2,278)
  Common stock dividends paid                                               (2,461)         (2,272)        (2,081)
  Proceeds from exercise of stock options (including tax benefit)             1,457             652          1,059
-------------------------------------------------------------------------------------------------------------------
Net cash flows used in financing activities                                 (3,273)         (2,929)        (4,260)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (3,528)             716        (5,219)
Effect of exchange rates on cash and cash equivalents                         (224)              31            197
Cash and cash equivalents beginning of year                                   5,327           4,580          9,602
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents end of year                                       $ 1,575         $ 5,327        $ 4,580
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Fianacial Statements

Note 1  Business Operations

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

         Reclassifications
         -----------------
Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current years presentation.

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

Depreciation is computed by the straight-line method based on the estimated service lives of the assets. Service lives range from 10 to 35 years for buildings and improvements and from 2 to 10 years for computers, software, and equipment. Depreciation charged to operations amounted to $2,415,000, $2,510,000, and $2,296,000, for 1997, 1996, and 1995, respectively.

The Company reviews property and equipment for the impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Investment in Affiliated Entities
         ---------------------------------
The Company has noncontrolling equity interests in various affiliated entities. The equity method of accounting is used for these investments.

         Electronic Product Development Assets
         -------------------------------------
Electronic product development costs are capitalized when incurred. Capitalization of electronic product development costs begins upon the establishment of product feasibility. The establishment of product feasibility and the ongoing assessment of recoverability of capitalized electronic product development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated useful lives and changes in technology.

Amortization of capitalized electronic product development assets is provided on a product-by-product basis using the straight-line method over the estimated useful life of the product. Amortization charged to operations amounted to $1,906,000, $1,234,000, and $802,000, for 1997, 1996, and 1995, respectively.

         Intangible Assets and Goodwill
         ------------------------------
Subscription lists and noncompete agreements arising from acquisitions are amortized on a straight-line basis over their estimated useful lives, periods ranging from 5 to 10 years. Amortization charged to operations amounted to $285,000, $286,000, and $310,000, for 1997, 1996, and 1995, respectively.

Publication agreements represent the fair value of the rights to publish certain valuable publication titles acquired outright and in business combinations. The agreements are amortized on a straight-line basis over the periods benefited, ranging from 10 to 40 years. Amortization charged to operations amounted to $1,668,000, $1,546,000, and $1,456,000, for 1997, 1996, and 1995, respectively.

Goodwill represents the cost in excess of fair value of the net tangible and identifiable intangible assets of companies acquired in business combinations. Goodwill is amortized on a straight-line basis over the periods benefited not exceeding 40 years. Amortization charged to operations amounted to $584,000, $416,000, and $318,000, for 1997, 1996, and 1995, respectively.

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

         Concentrations of Business Risk
         -------------------------------
Other than accounts receivable from major U.S. medical book distributors, which amounted to $12,188,000 and $11,768,000 at December 31, 1997 and 1996,
respectively, the Company is not subject to any significant credit risk from concentrations of receivables or other assets in a particular customer group or industry segment. The Company's products and services are used generally by health care professionals and professional societies throughout the world. In conjunction with the 1993 sale of the Printing Division, the Company entered into a long-term contract with the purchaser to provide a substantial portion of all printing services for its periodicals. Such services are performed at two separate facilities. The Company believes that, in the event of disruption of services, work in progress could be transferred to other facilities without lengthy interruption of production.

         Earnings Per Common Share
         -------------------------
The  Company  adopted  Statement  of  Financial  Accounting  Standards  No. 128,
"Earnings Per Share" (SFAS 128) in 1997. Basic Earnings Per Share (EPS) is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. Earnings per share for prior periods have been restated in accordance with the provisions SFAS 128.

         Common Stock Split
         ------------------
On April 29, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% tax-free stock dividend which was distributed on June 12, 1996, to shareholders of record as of May 28, 1996. In this report, all references in the financial statements to the per-share amounts and stock option data have been restated for all years presented.

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

         Stock-Based Compensation
         ------------------------
In October 1995, the FASB issued Statement of Financial  Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company has continued to account for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

Note 3  Investments in Affiliated Entities

The Company has noncontrolling interests in various affiliated entities. The more significant investments are in Japan, Australia, Spain, France and Germany.


Equity in the earnings of affiliated entities consists of the following:

-------------------------------------------------------------------------------------------------
(in thousands)                                             1997            1996             1995
-------------------------------------------------------------------------------------------------
Equity in earnings (loss)
Verlegerdienst Munchen (Germany)                          $  67           $ 276            $ 215
Mosby-Williams & Wilkins Pty., Ltd.
(Australia)                                                  22             101               37
Igaku-Shoin MYW, Ltd. (Japan)                                75             200              100
Waverly Hispanica S.A. (Argentina)                          138             127               25
Masson-Williams & Wilkins (France)                        (138)               -                -
Masson-Williams & Wilkins Espana (Spain)                   (91)               -                -
Quality Medical Publishing
(United States)                                             110            202*             (61)
-------------------------------------------------------------------------------------------------
Total equity in earnings                                  $ 183           $ 906            $ 316
=================================================================================================

*Represents tax benefits previously not recognized.

Note 4  Intangible Assets

Intangible assets consisted of the following at December 31:

---------------------------------------------------------------------------------------
(in thousands)                                                  1997              1996
---------------------------------------------------------------------------------------
Goodwill                                                     $11,476           $10,961
Publication agreements                                        23,113            21,386
Subscription lists and noncompete
agreements                                                     3,397             2,417
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Subtotal                                                      37,986            34,764
Accumulated amortization                                    (14,384)          (10,852)
---------------------------------------------------------------------------------------
Total                                                        $23,602           $23,912
=======================================================================================



Note 5  Inventory

Inventories at December 31 consist of the following:

---------------------------------------------------------------------------------------
(in thousands)                                                  1997              1996
---------------------------------------------------------------------------------------
Finished goods                                              $ 23,092          $ 24,318
Work-in-process                                                6,255             6,116
Raw materials                                                    165               476
---------------------------------------------------------------------------------------
                                                            $ 29,512          $ 30,910
=======================================================================================


If the FIFO method of inventory had been used by the Company for domestic inventory, the carrying value would have been $1,285,000 higher than reported at December 31, 1997 and $655,000 higher than reported at December 31, 1996.

The Company regularly reviews its medical book inventories on a title-by-title basis for salability. The cost of those books determined to have impaired or no sales value is charged to operations in the period of determination. Charges to income amounted to $2,447,000, $2,906,000, and $2,422,000, for 1997, 1996, and
1995, respectively.

Note 6  Debt

The Company maintains uncollateralized lines of credit borrowing arrangements of $39,200,000 with various banks. In 1997, interest rates under these agreements ranged from 6.7% to 7.3%. At December 31, 1997 unused bank lines of credit amounted to approximately $37,900,000. There are no compensatory balance arrangements or commitment fees in connection with these arrangements.


Long-term debt at December 31 consists of the following:

----------------------------------------------------------------------------------------
(in thousands)                                                   1997              1996
----------------------------------------------------------------------------------------
Term loans                                                    $ 2,312           $ 4,898
Other                                                              84                97
----------------------------------------------------------------------------------------
                                                                2,396             4,995
Less current maturities                                       (1,200)           (2,400)
----------------------------------------------------------------------------------------
Long-term debt                                                $ 1,196           $ 2,595
========================================================================================


The Company has an uncollateralized senior term loan with a lending institution that requires quarterly interest payments at an interest rate of 9.09% per annum. The principal is payable in ten semiannual payments of $1,200,000, which started in September 1993. The provisions of the financing agreement include restrictions, without prior written consent, to incur additional borrowings, sell assets, repurchase the Company's common stock, among others. In addition, the financing agreement includes prepayment penalties. The Company's German subsidiary has a loan of $1,112,000 with a lending institution at an annual rate of 4.65%. The loan is collateralized by Company-owned real estate with a fair market value in excess of the principal. The loan is due to be paid in one installment on December 31, 1999. Estimated fair values of debt obligations approximate the carrying value at December 31, 1997 and 1996, respectively.

Long-term maturities, of the term loans, in each of the two years subsequent to December 31, 1997, are $1,200,000 in 1998 and $1,112,000 in 1999.

The Company guarantees a credit line in the amount of $512,000 for its subsidiary, Williams & Wilkins Asia Pacific Ltd., as well as various lines of credit not to exceed $400,000 for the affiliate, Mosby-Williams & Wilkins Pty., Ltd.

Cash outflows from operating activities include interest paid of $766,000, $1,065,000, and $1,201,000, for 1997, 1996, and 1995, respectively.

Note 7  Income Taxes

Income before income taxes for the years ended December 31 was taxed under the following jurisdictions:

----------------------------------------------------------------------------------------------
(in thousands)                                             1997            1996          1995
----------------------------------------------------------------------------------------------
Domestic                                                $10,232         $ 6,212       $ 5,223
Foreign                                                     636           2,399         2,327
----------------------------------------------------------------------------------------------
Total                                                   $10,868         $ 8,611       $ 7,550
==============================================================================================


Income tax expense is presented below:

------------------------------------------------------------------------------------------------
(in thousands)                                              1997           1996            1995
------------------------------------------------------------------------------------------------
Current provision
  U.S. Federal                                           $ 2,255        $ 2,124         $   843
  State                                                      429            405             161
  Foreign                                                    588          1,828             (8)
------------------------------------------------------------------------------------------------
Total current                                              3,272          4,357             996
================================================================================================
Deferred provision
  U.S. Federal                                               779          (185)             326
  State                                                      185          (270)              94
  Foreign                                                  (281)          (732)           1,145
------------------------------------------------------------------------------------------------
Total deferred                                               683        (1,187)           1,565
------------------------------------------------------------------------------------------------
Income tax
  expense                                                $ 3,955        $ 3,170         $ 2,561
================================================================================================


Deferred tax assets (liabilities) arising from differences in accounting methods for book and tax purposes at December 31 consist of the following:


-----------------------------------------------------------------------------------------
(in thousands)                                                    1997              1996
-----------------------------------------------------------------------------------------
Deferred tax assets:
  Postretirement obligation                                   $  4,495          $  4,607
  Inventory related                                              1,746             1,704
  Property and equipment                                             -               104
  Printing Division sale                                            18               111
  Asset provisions                                                 885               863
  NOL benefits                                                     753               839
  Group insurance                                                  133               163
  IRS settlements                                                  396               425
  Contributions                                                      -               363
  Pension liability                                                 84               147
  Undistributed profits                                              -               141
  Other, net                                                       263               275
-----------------------------------------------------------------------------------------
Total deferred tax assets                                        8,773             9,742
-----------------------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid pension                                              (2,308)           (2,181)
  Excess of tax over book amortization                         (1,660)           (1,915)
  U & V gain                                                     (762)           (1,129)
  Inventory related                                              (530)             (631)
  Property and equipment                                         (169)                 -
  Undistributed profits                                          (284)             (112)
  Book return provision                                           (97)             (114)
  Other, net                                                      (75)              (89)
-----------------------------------------------------------------------------------------
Total deferred tax liabilities                                 (5,885)           (6,171)
-----------------------------------------------------------------------------------------
Net deferred tax asset                                        $  2,888          $  3,571
=========================================================================================


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


Set forth below is a reconciliation from the applicable U.S. federal statutory tax expense (benefit) to the effective tax rate for the years ended December 31:

------------------------------------------------------------------------------------------------
(in thousands)                                               1997          1996            1995
------------------------------------------------------------------------------------------------
U.S. Federal statutory
  tax expense:                                           $  3,695      $  2,928        $  2,567
Increase in tax rate resulting, from state
  income taxes, net of federal tax benefit                    408            79              79
Effect of foreign taxes                                       137           473             346
Foreign sales corporation
  tax benefit                                               (325)         (320)           (287)
Contributions                                                (49)          (46)            (37)
Other, net                                                     89            56           (107)
------------------------------------------------------------------------------------------------
Income tax expense                                       $  3,955      $  3,170        $  2,561
================================================================================================
Effective tax rate                                          36.4%         36.8%           33.9%
================================================================================================


The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. The amount approximated $563,00 for 1997, $144,000 for 1996 and $364,000 in 1995.

Cash outflows from operating activities include income taxes paid of $3,005,000, $4,883,000, and $603,000 for 1997, 1996, and 1995, respectively.

Note 8  Employee Benefit Plans

         Funded Pension Plan
         -------------------
The Company has a defined benefit pension plan covering substantially all U.S. employees. Plan benefits are determined using a career average earnings formula. The Company's funding policy is to contribute the amount necessary to insure that plan assets meet current plan obligations. The projected benefit obligations at December 31, 1997, 1996, and 1995 were determined using assumed weighted average discount rates of 6.9%, 7.7%, and 7.0%, respectively. The assumed long-term rate of compensation increase is 5.0% for 1997, 5.0% for 1996, and 5.5% for 1995. The assumed long-term rate of return on plan assets is 9% per year for all periods presented. Mortality rates and turnover rates were applied based on appropriate statistical tables and applicable Company experience. A summary of cost components included in the net periodic pension expense (credit) and the funded status of the plan for the years ended December 31 is presented as follows:



---------------------------------------------------------------------------------------------------
(in thousands)                                                1997           1996             1995
---------------------------------------------------------------------------------------------------
Service cost benefits earned
  for the period                                            $  403         $  430           $  269
Interest cost on projected
  benefit obligation                                         1,932          1,824            1,697
Amortization of loss and
  prior service cost                                          (12)           (12)             (12)
Return on plan assets                                      (2,679)        (2,399)          (2,062)
Amortization of unrecognized net gain at date
of initial application of FAS 87                                 -              -            (680)
Amortization of unrecognized net loss                           39            300                -
---------------------------------------------------------------------------------------------------
Net periodic pension expense (credit)                      $ (317)         $  143          $ (788)
===================================================================================================


The funded status of the plan at December 31 is presented below:


------------------------------------------------------------------------------------------------
(in thousands)                                                1997           1996          1995
------------------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit  obligation                             $(26,392)      $(23,211)     $(24,249)
  Nonvested benefit obligation                               (398)          (329)         (385)
------------------------------------------------------------------------------------------------
Accumulated benefit obligation                            (26,790)       (23,540)      (24,634)
Effect of projected actuarial increases                    (1,850)        (1,578)       (1,821)
------------------------------------------------------------------------------------------------
Actuarial present value of projected
  benefit obligation                                      (28,640)       (25,118)      (26,455)
Market value of plan
  assets at end of period                                   35,368         30,814        27,404
------------------------------------------------------------------------------------------------
Excess of plan assets over liabilities                       6,728          5,696           949
Unrecognized net loss (gain)                                 (587)            129         5,018
------------------------------------------------------------------------------------------------
Prepaid pension expense                                     $6,141         $5,825        $5,967
================================================================================================


         Unfunded Pension Obligation
         ---------------------------
Urban & Schwarzenberg provides supplementary retirement benefits to three current and fifteen former employees. Such benefits are payable monthly upon retirement at specified percentages of the retirees highest achieved salary level. Upon the retirees death, his or her spouse or other specified beneficiaries are entitled to receive additional benefit payments. The actuarial present value of such unfunded pension obligations is computed using an interest rate of 7% per annum. The charge to income for 1997, 1996, and 1995 was $226,000, $378,000, and 393,000, respectively.

         Savings Plan
         ------------
The Company offers an employee savings plan qualifying under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all U.S. employees with more than one year of service. Employees are encouraged to make contributions to the Plan. The Company matches 25% of such contributions up to a maximum employee contribution of 6% of annual salary. In addition, the Company, from time to time, may at its discretion provide additional contributions to the Plan. The Company contributed and incurred related expenses of $237,000, $213,000, and $207,000, in 1997, 1996, and 1995, respectively.

         Postretirement Benefits
         -----------------------
The Company provides certain health care benefits for retired employees. Substantially all of the Company's U.S. retirees and full-time employees are or become eligible for these benefits if they meet minimum age and service requirements. The cost of providing most of these benefits has been shared with retirees in differing proportions based on length of service and retirement date. Currently, this plan is unfunded and the Company has no immediate plans for funding the liabilities; however, the Company will continue to pay for retiree medical claims incurred, which were $467,000, $475,000, and $409,000, in 1997, 1996, and 1995, respectively.

Summary information on the Company's postretirement benefit plan at December 31, 1997 and 1996, is presented below:

Accumulated postretirement benefit obligation:


-------------------------------------------------------------------------------------------
(in thousands)                                                      1997              1996
-------------------------------------------------------------------------------------------
Retirees                                                         $ 6,119          $  6,409
Fully eligible, active plan participants                           5,406             5,310
-------------------------------------------------------------------------------------------
Accrued postretirement
  benefit obligation                                            $ 11,525          $ 11,719
===========================================================================================


Net periodic postretirement benefit cost included the following components for the years ended December 31:

-------------------------------------------------------------------------------------------------
(in thousands)                                                 1997           1996          1995
-------------------------------------------------------------------------------------------------
Service cost of benefit earned                               $   33         $   44        $   37
Interest cost on accumulated
  postretirement benefit obligation                             599            684           785
Amortization of unrecognized net actuarial    gain
                                                              (282)          (154)         (157)
-------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                      $ 350          $ 574         $ 665
=================================================================================================


The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation (APBO) was 7.4%, 8.0%, and 7.6% in 1997, 1996, and 1995, respectively. The assumed health care inflation rate used in measuring the APBO was 8% in year one, declining gradually to 5% in the sixth year and thereafter.

If the health care cost trend rate assumption were increased by 1%, the APBO as of December 31, 1997, would be increased by approximately $508,000. The cost effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 would be an increase of approximately $36,000.

Note 9  Business and Publishing Property Acquisitions

On April 29, 1997, the Company acquired the copyrights and interest in four medical newsletters for cash of $700,000 and $271,000 in assumed liabilities, to be amortized using the straight-line method over 10 years. The newsletters were acquired from Global Success Corporation, Inc. and will serve to add value to the Company's specialty publishing areas of obstetrics and gynecology, anesthesiology and surgery.

On January 31, 1997, the Company acquired inventory, copyrights, and interests in all English language publications of Igaku-Shoin Medical Publishers, Inc., a New York-based subsidiary of Igaku-Shoin Ltd., a leading publisher of Japanese language medical books and periodicals for cash of $2.3 million. Purchase price is allocated as follows: $1,390,000 to publishing agreements, $530,000 to goodwill and $380,000 to net assets. Intangible assets will be amortized using the straight-line method over 15 years.

Note 10 Incentive Plans

The Company has an incentive plan for virtually all employees under which the amount available for bonuses is based on achievement of profit targets and individual performance goals. Compensation earned under the Plan was $1,036,000, $1,025,000, and $1,350,000 for 1997, 1996, and 1995, respectively.

The Company has two stock option plans at December 31, 1997: the 1984 Employee Stock Option Plan and the 1995 Employee Stock Option Plan. Options can no longer be granted under the 1984 plan.

Stock options granted under the 1984 plan are 50% exercisable one year after the date of the grant, 75% exercisable two years after the grant date, and exercisable in full on the third anniversary of the grant date.
The options expire on the tenth anniversary of the grant date.

The 1995 plan provides for the grant of Incentive Stock Options and nonqualified options for up to 1,500,000 shares of common stock through January 2005. Options granted vest ratably over four years. There are 487,124 options available to grant under the 1995 plan at December 31, 1997. The options expire on the tenth anniversary of the grant date.

A summary of the status of the Company's  stock option plans as required by SFAS
123 is presented below:
                                     Year Ended                   Year Ended                 Year Ended
                                  December 31, 1997           December 31, 1996          December 31, 1995
                                  -----------------           -----------------          ------------------
                                             Weighted                    Weighted                     Weighted
                                              Average                     Average                     Average
                                             Exercise                    Exercise                     Exercise
                                 Shares        Price        Shares         Price        Shares         Price
                              -------------------------------------------------------------------------------------
Options outstanding
  beginning of period              972,306       $ 11.35       917,506       $ 10.04      927,402          $  9.33
Options exercised                 (74,730)        $11.96      (54,102)       $  9.39    (121,844)          $  8.69
Options surrendered                      -             -       (6,998)       $ 16.90      (5,252)          $ 10.58
Options granted                    115,300       $ 21.49       115,900       $ 21.12      117,200          $ 14.25
-------------------------------------------------------------------------------------------------------------------
Options outstanding
end of period                    1,012,876        $12.46       972,306       $ 11.35      917,506          $ 10.04
===================================================================================================================
Options exercisable at
end of period                      745,996       $ 10.50       721,113       $ 10.00      678,156          $  9.88
===================================================================================================================
Weighted average fair
value of options
granted during the
period                                           $  2.85                     $  8.06                       $  5.99
===================================================================================================================

The following table summarizes  information  about stock options  outstanding at
December 31, 1997:
                                                                             Weighted
                                                        Weighted             Average
                                                        Average             Remaining
     Range of Exercise Price           Shares        Exercise Price      Contractual Life
     -----------------------           ------        --------------      ----------------
          $ 7.13 - 12.00               694,726           $ 9.44             3.0 years
           12.01 - 17.00               102,500            14.25             7.0 years
           17.01 - 21.50               215,650            21.32             8.5 years


Information regarding stock options exercisable at December 31, 1997 is summarized as follows:


                                                         Weighted
                                                         Average
     Range of Exercise Price           Shares          Exercise Price
     -----------------------           ------          --------------
          $ 7.13 - 12.00               682,696            $ 9.44
           12.01 - 17.00               42,750             14.25
           17.01 - 21.50               20,550             21.13


If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plans consistent with the recognition method proscribed by SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts presented below:

--------------------------------------------------------------------------------------------------------------
                                                                1997                 1996                1995
--------------------------------------------------------------------------------------------------------------
Net Income
    As reported                                              $ 7,096              $ 6,347             $ 5,305
    Pro forma                                                $ 6,873              $ 5,768             $ 4,868
Earnings per common share - Basic
    As reported                                              $  0.79              $  0.71             $  0.60
    Pro forma                                                $  0.77              $  0.65             $  0.55
Earnings per common share - Diluted
    As reported                                              $  0.75              $  0.68             $  0.57
    Pro forma                                                $  0.73              $  0.62             $  0.53
==============================================================================================================


The fair value of each option was estimated on the date of grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 1997, 1996 and 1995: dividend yield of 1.2%, expected volatility of 29%, risk-free interest rate of 5.5% in 1997, 5.9% in 1996 and 6.5% in 1995, and expected term of 1 year for options granted in 1997 and 7 years for 1996 and 1995. Pro forma net income was recorded net of a deferred income tax benefit of $137,000 in 1997, $355,000 in 1996 and $268,000 in 1995.

Note 11  Related Party Transactions

The Company made payments of $50,000,  $60,000,  and $90,000 in 1997,  1996, and
1995, respectively, to David J. Callard, a member of the Board of Directors, for financial advisory services related to acquisitions and development.

The Company also paid John F. Spahr, Jr., a former officer and current member of the Company's Board of Directors, for consulting services. The payments were $50,000 in 1997, $50,000 in 1996 and $110,000 in 1995. Mr. Spahr will receive
$50,000 per year through the year 2000 per agreement dated March 18, 1994.

On January 30, 1998, the Company loaned William M. Passano, Jr., chairman of the Board of Directors, $204,750 in order for him to exercise options to purchase 26,000 shares of the Company's stock under the Company's Employee Stock Option Plan. The Company is holding the Shares as collateral and Mr. Passano will pay interest on the Loan at an annual rate equal to the actual bank borrowing rate charged to the Company during the period the Loan is outstanding.

Note 12  Commitments and Contingencies

The Company leases office facilities and equipment under noncancelable operating leases. Related rent expense was $2,235,000, $2,260,000, and $1,731,000 for 1997, 1996, and 1995, respectively. Future minimum rental lease payments under these lease agreements aggregate $2,485,000 in 1998, $2,114,000 in 1999, $2,178,000 in 2000, $1,713,000 in 2001, $1,665,000 in 2002, and $3,563,000
thereafter.

The Company has entered into an agreement to sublet a portion of its leased office property through 2000. Rental income was $237,000 in 1997. Future minimum rental income under this sublease agreement aggregates $237,000 in 1998, $237,000 in 1999, and $39,000 in 2000.

Note 13  Revenues by Geographic Areas

Revenues by geographic area for the years ended December 31 are presented below:

-----------------------------------------------------------------------------------------------------
(in thousands)                                                    1997           1996           1995
-----------------------------------------------------------------------------------------------------
United States                                                 $106,310       $ 98,282       $ 88,818
Europe                                                          48,618         55,788         54,176
Asia                                                             9,109          9,272          6,695
North America
 (excluding U.S.)                                                3,676          3,988          3,167
Australia                                                        1,792          1,617          1,394
South America                                                    2,425          1,824          1,684
Africa                                                             456            190            395
-----------------------------------------------------------------------------------------------------
Total                                                         $172,386       $170,961       $156,329
=====================================================================================================


Revenues are composed of sales to unaffiliated customers, as reported in the Company's consolidated income statement. No single customer accounted for 10% or more of net sales.

Revenues for 1997, 1996, and 1995 include German-based revenues of $34,000,000, $39,000,000, and $40,000,000, respectively; income from operations of $897,000, $2,823,000, and $2,626,000, respectively; and identifiable assets of $27,300,000, $29,800,000, and $32,700,000, respectively.

Note 14  Financial Information by Quarter (Unaudited)

--------------------------------------------------------------------------------------------------
(in thousands of dollars except per share data)                           1997               1996
--------------------------------------------------------------------------------------------------
Revenues
   First quarter                                                      $ 39,213           $ 37,917
   Second quarter                                                       46,482             43,349
   Third quarter                                                        38,430             39,589
   Fourth quarter                                                       48,261             50,106
--------------------------------------------------------------------------------------------------
Full Year                                                             $172,386           $170,961
--------------------------------------------------------------------------------------------------
Operating Income
   First quarter                                                   $       689         $      459
   Second quarter                                                        4,499              2,864
   Third quarter                                                         1,345              1,415
   Fourth quarter                                                        5,009              4,704
--------------------------------------------------------------------------------------------------
Full Year                                                            $  11,542           $  9,442
--------------------------------------------------------------------------------------------------
Net Income
   First quarter                                                   $       684          $     539
   Second quarter                                                        2,473              1,881
   Third quarter                                                           671              1,155
   Fourth quarter                                                        3,268              2,772
--------------------------------------------------------------------------------------------------
Full Year                                                            $   7,096           $  6,347
--------------------------------------------------------------------------------------------------
Basic Earnings Per Common Share
   First quarter                                                    $     0.07         $     0.06
   Second quarter                                                         0.28               0.21
   Third quarter                                                          0.08               0.13
   Fourth quarter                                                         0.36               0.31
--------------------------------------------------------------------------------------------------
Full Year                                                           $     0.79          $    0.71
--------------------------------------------------------------------------------------------------
Diluted Earnings Per Common Share
   First quarter                                                    $     0.07          $    0.06
   Second quarter                                                         0.27               0.20
   Third quarter                                                          0.07               0.12
   Fourth quarter                                                         0.34               0.30
--------------------------------------------------------------------------------------------------
Full Year                                                            $    0.75          $    0.68
--------------------------------------------------------------------------------------------------

Note 15  Recent Accounting Pronouncements

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

Note 16  Subsequent Events

The Company entered into an agreement (the "Merger Agreement") on February 11, 1998 to be acquired by Amsterdam-based Wolters Kluwer NV for $375 million, or $39 per share. Under the agreement, a Wolters Kluwer subsidiary promptly commenced a tender offer for all the outstanding shares of the Company's common stock at $39 per share, net to the seller in cash. The tender offer is conditional on Wolters Kluwer receiving tenders of at least two thirds of the Company's outstanding common stock (on a fully diluted basis) and the expiration of any waiting periods under the anitrust laws of the United States or of applicable jurisdictions outside of the United States. Stockholders representing a majority of the outstanding shares of the Company, including members of the founding Passano family, have entered into a definitive agreement (the "Stock Option Agreement") to tender their shares into the tender offer and vote for the merger for $39 per share, and certain of such stockholders have granted Wolters Kluwer a proxy to vote their shares under certain circumstances. These shareholders have also granted Wolters Kluwer under certain circumstances an option to purchase their shares.

For a more complete description of the Merger Agreement and the Stock Option Agreement, see Item 1 of this Annual Report on Form 10-K.


The Company entered into an agreement on January 21, 1998 to acquire the assets associated with LifeART Collections from TechPool Studios, Inc. for $550,000 in cash. The LifeART product line currently contains 27 collections of 2 dimensional and 3 dimensional color art and graphics specific to medicine, dentistry, EMS, nursing, and healthcare.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth certain information with respect to the current directors of the Company as of February 14, 1998:

                                                                                                                    Director
              Name and Age                Other Positions with the Company and Principal Occupations                  Since
-----------------------------------------------------------------------------------------------------------------------------
David J. Callard (59)                     President, Wand Partners, Inc.,                                              1974
                                          private investment firm, New York, NY

Edward B. Hutton, Jr. (52)                President and Chief Executive Officer                                        1988

Michael E. Johns (56)                     Executive Vice President for Health Affairs;                                 1993
                                          Director, Robert W. Woodruff Health Sciences Center
                                          Emory University, Atlanta, GA

John F. Spahr, Jr. (47)                   Managing Director, Teton Data Systems,                                       1991
                                          Jackson, WY

Michael Urban (58)                        President and Chief Executive Officer, Urban         &                       1990
                                          Schwarzenberg Verlag fur Medizin GmbH, a subsidiary of
                                          the Company

Barbara J. Bonnell (66)                   Director of Research and Information, Baltimore                              1974
                                          Development Corporation, Baltimore, MD

Donald W. Dick, Jr. (55)                  Principal, EuroCapital Advisors, LLC,  private                               1980
                                          investment firm, Weehawken, NJ

Carolyn Manuszak (59)                     President, Villa Julie College, Stevenson, MD                                1987

E. Magruder Passano, Jr. (55)             Vice Chairman of the Board, Secretary                                        1972

Richard C. Riggs, Jr. (58)                President and CEO, Barton-Cotton, Inc., Baltimore, MD                        1995

Samuel G. Macfarlane (66)                 Consultant and former Vice President and Chief                               1966
                                          Financial Officer and Treasurer of Waverly, Inc.

Ackneil M. Muldrow, II (60)               President and CEO, Development Credit Fund, Inc.,                            1992
                                          Baltimore, MD

Joseph M. Palazzolo (48)                  Chairman, Gateway Investments, Inc.,                                         1996
                                          Muttontown, NY

William M. Passano, Jr. (69)              Chairman of the Board                                                        1965

Mr. Samuel G. Macfarlane is the brother-in-law of Mr. William M. Passano, Jr., Mr. E. Magruder Passano, Jr. is the son of Mr. Edward M. Passano, Sr. and a first cousin of Mr. William M. Passano, Jr.

Pursuant to the Merger Agreement described in Item 1 and promptly upon the purchase of and payment for Shares by Wolters Kluwer which represent at least two thirds of the outstanding Shares (on a fully diluted basis), Wolters Kluwer will be entitled to designate such number of directors, subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14f-1 promulgated thereunder, rounded up to the next whole number, on the Board of Directors of the Company (the "Company Board") as is equal to the product of the total number of directors on the Company Board multiplied by the percentage that the aggregate number of Shares beneficially owned by Newco, Wolters Kluwer and any of their affiliates bears to the total number of Shares then outstanding. The Company has agreed to take all action necessary to cause Wolters Kluwer's designees (the "Designees") to be elected or appointed to the Company Board and to secure the resignations of such number of its incumbent directors as is necessary to enable the Designees to be elected to the Company Board. The Merger Agreement further provides that the Company will cause the Designees to constitute the same percentage as such individuals represent on the Company Board of each committee of the Company Board and each board of directors (and committee thereof) of each subsidiary of the Company. Prior to the effective time of the Merger, the Company will retain as members of the Company Board at least two (2) directors that are directors of the Company on the date of the Merger Agreement; provided, that subsequent to the purchase of and payment for Shares pursuant to the Offer, the Designees will represent at least a majority of the entire Company Board, subject to Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder.

Set forth below are the names, ages, titles and principal occupations during the past five years of the persons who serve as executive officers of the Company:

                                                     Position and Business Experience
                Name                      Age         During Past Five Years or More
--------------------------------------------------------------------------------------
William M. Passano, Jr.                    69      Chairman of the Board since 1988.
                                                   Chief Executive  Officer from
                                                   1971 to 1991.  Director since
                                                   1965. Employed by the Company
                                                   since 1955.


E. Magruder Passano, Jr.                   55      Vice Chairman, Secretary since
                                                   April, 1990. Vice President,
                                                   Administration and Corporate
                                                   Secretary from 1971 to 1990.
                                                   Director since 1972.  Employed by
                                                   the Company since 1965.

Edward B. Hutton, Jr.                      52      President and Director since May,
                                                   1988.  Chief Executive Officer
                                                   since 1991.  From 1983 to 1988 was
                                                   President of Professional
                                                   Information Group of Simon &
                                                   Schuster, Inc.

Michael Urban                              58      President of Urban & Schwarzenberg
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




                                                    Position and Business Experience
                Name                      Age         During Past Five Years or More
------------------------------------------------------------------------------------

Arthur E. Newman                           49      Executive Vice President since
                                                   1990. From 1986 through October,
                                                   1989 held various executive
                                                   positions at Simon & Schuster, Inc.
                                                   ending as Chief Operating Officer
                                                   of Prentice Hall Information
                                                   Services.  This division was sold
                                                   to Maxwell MacMillan in October
                                                   1989, where he continued in the
                                                   same capacity until March, 1990.

Frederick Fusting                          47      President, Professional Learning
                                                   Systems Division since January
                                                   1996. Vice President, PLS Division
                                                   from 1988 to 1995. Employed by the
                                                   Company since 1980.

Richard J. Perry                           52      President, Waverly International
                                                   since January 1998.  President, W &
                                                   W Marketing Division 1993 to 1997.
                                                   Executive Vice President of Lea &
                                                   Febiger from 1991 to 1992.  From
                                                   1989 to 1990 was Vice President and
                                                   General Manager at Times Mirror,
                                                   Canada.

Alma J. Wills                              50      President, Periodical Publishing
                                                   since 1986. Vice President, Journal
                                                   Development   from   1984  to
                                                   1986. Employed by the Company
                                                   since 1976.

Stephan Joss                               41      Chief Operating Officer of Urban &
                                                   Schwarzenberg since 1997.
                                                   Executive Vice President since
                                                   1992.

E. Philip Hanlon                           49      Chief Financial Officer since
                                                   1992.  Vice President, Finance,
                                                   since March, 1989.  Vice President,
                                                   Marketing-Book division from 1987
                                                   to 1989.  Controller from 1985 to
                                                   1987.

Jonas A. Ryckis                            34      Treasurer, since February 1997.
                                                   Assistant Treasurer from 1995 to
                                                   1997.  Employed by the Company
                                                   since 1989.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth for the fiscal years ended December 31, 1997, 1996 and 1995 information as to the total compensation received by each of the Chief Executive Officer and the four highest paid executive officers who received total compensation in excess of $100,000 in all capacities.


                                            SUMMARY COMPENSATION TABLE


                                                                                     Long-Term
                                                     Annual Compensation(1)         Compensation       All Other
Name and                                        -------------------------------         Awards          Compen-
Principal Position                    Year      Salary($)(2)        Bonus($)(3)        Options (#)      sation($)(4)
--------------------------------------------------------------------------------------------------------------------
William M. Passano, Jr.               1997           340,000             35,200                   -       6,734
  Chairman of the Board               1996           325,000             56,875                   -       9,260
                                      1995           300,000             71,800                   -       8,610

Edward B. Hutton, Jr.                 1997           375,000             38,800              20,000      28,813
  President and CEO                   1996           350,000             61,250              17,000      10,693
                                      1995           335,000             80,200              15,000      12,952

Michael Urban
  President and CEO,                  1997           270,900                  -                   -           -
  Urban & Schwarzenberg               1996           302,000             67,000                   -           -
  Verlag fur Medizin                  1995           313,000             52,500                   -         540
   GmbH (5)

Arthur E. Newman                      1997           215,000             22,200              10,000       2,993
  Executive Vice President            1996           205,000             35,875               9,000       2,960
                                      1995           194,000             46,500               9,000       2,811

Alma J. Wills                         1997           150,000             29,500               7,000       2,783
  President, Periodical               1996           135,000             45,900               6,000       1,836
  Publishing                          1995           130,000             20,300               6,000       2,018


(1) Does not include perquisites and other personal benefits where the aggregate value of such compensation to the executive officer is less than 10% of annual salary and bonus.

(2) Includes salary deferrals under the WISP.

(3) Comprises bonuses under the WIN Plan, which were accrued during the fiscal year indicated but were paid in the following fiscal year.

(4) Includes life insurance premiums paid by the Company and Company matching contributions under the WISP. Under the WISP, the Company makes matching contributions of 25% of each participant's contribution subject to a maximum of 1.5% of an employee's compensation up to $9,240. The amounts for 1997 are as follows:




                                    WISP             Insurance
                                    ----             ---------
Passano, W.                        $2,375              $ 634
Hutton                              2,375              6,743
Urban                                 -                  -
Newman                              2,375               618
Wills                               2,375               408



(5) Dr. Urban's compensation has been converted into dollars based upon the currency exchange rate of .5562 DM per dollar as of December 31, 1997, .6494 DM per dollar in effect on December 31, 1996, and .6961 DM per dollar in effect December 29, 1995.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

The following table sets forth information concerning the grant and exercise of options in the last fiscal year under the Waverly, Inc. 1997 Employee Stock Option Plan to the persons named in the Summary Compensation Table:

 __________________INDIVIDUAL GRANTS_____________
|                                                |
                                                                                        Potential Realizable
                                                                                         Value at Assumed
                        Number        % of Total                                          Annual Rates of
                    of Securities      Options                                             Stock Price
                      Underlying      Granted to                                         Appreciation for
                       Options       Employees in    Exercise                             Option Term(2)
                      Granted(1)     Fiscal year       Price       Expiration
       Name                                           ($/Sh)          Date        0%        5%           10%
------------------- --------------- --------------- ------------ --------------- ----- ------------- -------------
Passano,W.                       0            0.0%       $ 0.00             N/A    $0      $      0      $      0

Hutton                      20,000          17.75%       $21.50         2/14/07    $0      $270,425      $685,309

Urban                            0            0.0%       $ 0.00             N/A    $0      $      0      $      0

Newman                      10,000           8.87%       $21.50         2/14/07    $0      $135,212      $342,655

Wills                        7,000           6.21%       $21.50         2/14/07    $0      $ 94,649      $239,858


(1) All options were granted with an exercise price equal to the fair market value of the Common Stock underlying the option on the date of grant. The options are exercisable to the extent of 25% of the shares one year from the grant date, an additional 25% two years from the grant date, an additional 25 % three years from the grant date, and in full four years from the grant date, subject to such limitations as are imposed by Section 162(m) of the Internal Revenue


Code on qualified options, unless accelerated upon a change in control, retirement, death or disability. These options have a term of ten years, unless terminated sooner in connection with death, disability, retirement or termination.

(2) Amounts are based on the 0%, 5% and 10% annual compounded rates of appreciation of the Common Stock price, prescribed by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the Company's Common Stock. The prices of the Common Stock, assuming such annual compounded rates of appreciation, would be $21.50, %35.02 and $55.77, rspectively.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
    ------------------------------------------------------------------------
The following table provides information with respect to the stock options exercised during fiscal year ended December 31, 1997 and the value as of December 31, 1997 of unexercised in-the-money options held by the named executive officers. The value realized on the exercise of options is calculated using the difference between the per share option exercise price and the market value of a share on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the per share option exercise price and the market value of $47.00 per share at fiscal year end, December 31, 1997.

                                                         Number of Securities                Value of Unexerc.
                                                         Underlying Unexerc.                   In-the-Money
                         Shares                          Options At FY-End                 Options At FY-End
                      Acquired on       Value         ----------------------------     -----------------------------
                      Exercise(3)    Realized ($)
       Name                                           Exercisable    Unexercisable     Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------
Passano, W.                   4,400       $34,650         111,000               0       $4,172,250      $        0

Hutton                            0             0         217,970          64,030        8,103,368       1,895,258

Urban                             0             0           2,500               0           94,375               0

Newman                            0             0          56,750          21,250        2,071,469         322,031

Wills                             0             0          45,600          14,500        1,678,350         393,188


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table lists only persons known to the Company to be holding beneficially 5% or more of the Company's outstanding Common Stock or to have filed a Schedule 13D or 13G as of February 14, 1998:

                        PRINCIPAL HOLDERS OF COMMON STOCK
                        ---------------------------------
                                                                                   Number                           Percent of Total
Name and Address                                                                of Shares(1)                          Outstanding
------------------------------------------------------------------- ------------------------------------- --------------------------

Life Estate under the Will of Edward B. Passano(2)(3)                             3,227,822                               35.7%

Michael Urban(3)(4)                                                                 802,500                                8.9%

John F. Spahr, Jr., Robert N. Spahr, Christian C. Febiger
Spahr, Jr. Revocable Trust, K. Spahr Vanderbilt, N. Spahr
Bush, M. Spahr Clement, V. Spahr Heth(5)                                            495,000                                5.5%

All members of the Passano family and their associates,
including the above(6)                                                            5,249,149                               57.3%

GeoCapital Corporation(7)
767 Fifth Avenue
New York, NY 10153                                                                  706,600                                7.8%

Theodore L. Cross and certain persons(8)
200 W. 57th Street - 15th Floor
New York, NY 10019                                                                  499,912                                5.5%


(1) Includes shares issuable to the designated individuals under options exercisable within 60              days
    after the record date.

(2) This is a Life Estate under the Will of Edward B. Passano presently held for the benefit of his son,  Edward M.  Passano,  Sr. The shares held in the Passano
    Life Estate are subject to a voting trust agreement described below.

(3) The address of such person is 351 W. Camden Street, Baltimore, Maryland 21201.

(4) Includes  800,000 shares held by a corporation and which Dr. Urban is deemed to own  beneficially,  which are subject to a voting trust  agreement  described below.

(5) The address of the Mr. Robert Spahr, Mr. John F. Spahr, Jr., Mr. Spahr and Ms. Thomas, Trustees
    under the will of John F. Spahr, Sr. for Dorothy Spahr and the Christian C. Febiger
    Spahr, Jr. Revocable Trust is 351 W. Camden Street, Baltimore, MD 21201.  These include 495,000 shares held collectively subject to a ten-year escrow agreement and subject to four separate voting trust agreements (see "Spahr Voting Trusts"). Robert F. Spahr has dispositive power as to 155,000 shares. John F. Spahr, Jr. has dispositive power as to 155,000 shares. John
    F. Spahr, Jr. and Regina O. Thomas, Trustees under the will of John F. Spahr, Sr. for Dorothy Spahr, have dispositive power as to 85,000 shares owned by Trustees under the will of John F. Spahr, Sr., Ann
    Spahr Tyler and Jay C. Rippard, Trustees, have dispositive power as to 100,000 shares owned by the
    Christian C. Febiger Spahr, Jr. Revocable Trust.

(6) Includes 116,500 shares issuable under options exercisable within 60 days of the record date.

(7) GeoCapital  Corporation is an investment company.  Information obtained from
    GeoCapital  contained in a Schedule 13G filed with the  Securities  and Exchange
    Commission on February 23, 1998,  states that  GeoCapital  has sole  dispositive power as to 706,600 shares.  (8) Theodore Cross' principal  occupation is editor and publisher of various academic journals.  Information obtained from Mr. Cross as of December 8, 1994, contained in a statement on Schedule 13D states that Mr.
    Cross has sole  power to vote or to direct the vote and sole power to dispose or direct the disposition of 357,574 shares owned by Theodore  Cross.  Mr. Cross is deemed  to have  sole  power to vote or to  direct  the  vote and sole  power to dispose or direct the  disposition of 6,500 shares owned by Management  Reports,
    Inc. by virtue of his  ownership of 60% of the issued and  outstanding  stock of
    Management  Reports,  Inc. James A. Hellmuth,  as sole trustee of the Louisville
    Charitable  Remainder  Unit Trust,  has sole power to vote or to direct the vote and sole power to dispose or direct the disposition of 5,000 shares owned by the
    Louisville  Trust.  Mary  Cross,  Amanda B.  Cross,  Lisa W.  Pownall-Gray,  Ann
    Fairchild  Warner,  Polly  Mackwell  and Stuart G. Warner each has sole power to vote or to direct the vote and sole  power to dispose or direct the  disposition of their respective shares.

Passano Voting Trust. The stock subject to the Passano Family Life Estate referred to in note (2) above is voted by Edward M. Passano, Sr., William M.
Passano, Jr. and Susan P. Macfarlane, all of 351 W. Camden Street, Baltimore, Maryland 21201, as voting trustees under a voting trust agreement (the "Passano Voting Trust") dated July 31, 1989, which will expire on the earliest to happen of (1) the execution of a subsequent voting trust agreement by the parties; (2) the lapse of ten years from July 31, 1989; or (3) the death of Edward M. Passano, Sr. The latter is entitled to a 50% vote with respect to the stock subject to the voting trust and the other trustees are entitled to the remaining 50% vote, so that, unless the trustees are in agreement, it could happen that the stock subject to the voting trust could be not voted at all. William M. Passano, Jr., Susan P. Macfarlane and E. Magruder Passano, Jr., the three grandchildren of the original testator, have agreed that upon the death of Edward M. Passano, Sr., they will enter into a ten-year voting trust agreement (together with the Passano Voting Trust, the "Passano Voting Trusts") pursuant to which the stock they will then receive from the termination of the Life Estate under Edward B. Passano's Will will be voted as a unit for that period. The voting trustees will be those three grandchildren of the original testator or their respective spouses.

Urban Voting Trust. The shares referenced in note (4) above remain subject to a voting trust (the "Urban Voting Trust") of which Mr. William M. Passano, Jr. and Dr. Urban are the cotrustees. The address of the trustees is 351 W. Camden Street, Baltimore, Maryland 21201. The duration of the Urban Voting Trust shall be coterminous with that of the Passano Voting Trust described above. The shares must be voted in the same way as the shares subject to the Passano Voting Trust described above unless the Passano family shares are deadlocked and cannot be voted at all, in which case Dr. Urban will have the sole right to vote the 800,000 shares.

Spahr Voting Trusts. The 495,000 shares owned collectively by Mr. Robert Spahr, Mr. John F. Spahr, Jr., Trustees under the will of John F. Spahr, Sr. and the Christian C. Febiger Spahr, Jr. Revocable Trust referred to in note (5) above have been placed in voting trusts (the"Spahr Voting Trusts"). The Spahr Voting Trusts shall expire January 9, 2001. The shares in each of the Spahr Voting Trusts must be voted in the same way as the shares subject to the Passano Voting Trust described above, unless the Passano family shares are deadlocked and cannot be voted at all. In the event of a deadlock, Mr. Robert Spahr and Mr. John F. Spahr, Jr. will have the sole right to vote their respective 155,000 shares. Mr. Passano will have the sole right to vote the 100,000 shares owned by the Christian C. Febiger Spahr, Jr. Revocable Trust, and the 85,000 shares owned by the Trustees under the will of John F. Spahr, Sr. for Dorothy Spahr. The 495,000 shares held collectively by Mr. Robert Spahr, Mr. John F. Spahr, Jr., the Trustees under the will of John F. Spahr, Sr. and the Christian C. Febiger Spahr, Jr. Revocable Trust are subject to an escrow agreement until January 10, 2001 to secure indemnification obligations in the agreement relating to the acquisition of Lea & Febiger. Under the terms of the escrow agreement, each of the Messrs. Spahr and the Christian C. Febiger Spahr, Jr. Revocable Trust may obtain the release of up to 70,000 (adjusted for 2-for 1- stock split on June 12, 1996) shares in the event of death, disability or divorce.

As a result of these arrangements, the Dr. Urban, Messrs. Spahr, Trustees under the will of John F. Spahr, Sr. and the Christian C. Febiger Spahr, Jr. Revocable Trust may be deemed to be "associates" of the Passano family, as that term is defined in the rules and regulations of the Securities and Exchange Commission.

The following table sets forth information regarding the beneficial ownership by named executive officers, directors, nominee for director and all executive officers, directors and nominee for director, as a group, of the Company's outstanding Common Stock on February 14, 1998:

                        SECURITY OWNERSHIP OF MANAGEMENT
                        --------------------------------

                                                                            Shares Beneficially             Percent of Total
Name                                                                           Owned(1)(2)(3)                  Outstanding
----                                                                        -------------------             ----------------
William M. Passano, Jr., Chairman, Director                                       283,990(3)                     3.1%
E. Magruder Passano, Jr., Vice Chairman, Director                                 253,765                        2.8%
Edward B. Hutton, Jr., President and CEO, Director                                232,777                        2.5%
Arthur E. Newman, Executive Vice President                                         62,493                           *
Michael Urban, President and CEO, Urban &
  Schwarzenberg Verlag fur Medizin GmbH, Director                                 802,500(4)                     8.9%
Alma J. Wills, President, Periodical Publishing                                    52,540                           *
Barbara J. Bonnell, Director                                                        6,454                           *
David J. Callard, Director                                                         71,448                           *
Donald W. Dick, Jr., Director                                                       4,978                           *
Michael E. Johns, Director                                                          1,588                           *
Samuel G. Macfarlane, Director                                                      9,120                           *
Carolyn Manuszak, Director                                                          1,827                           *
Ackneil M. Muldrow, II, Director                                                    1,883                           *
Joseph M. Palazzolo, Director                                                     118,584                        1.3%
Richard C. Riggs, Jr., Director                                                     1,050                           *
John F. Spahr, Jr., Director                                                      155,000                        1.7%
All  executive  officers,  directors  and  nominees  for director as a group (27 persons),  including  the Life  Estate  under  the  Will of  Edward  B.  Passano
(3,227,822  shares)  and all shares  held in the Spahr  Voting  Trusts  (495,000
shares) and the Urban Voting Trust (800,000)                                    5,743,916                       59.8%


(1) Includes shares owned by trusts, spouses and minor children of the indicated persons.

(2)  Includes the  following  numbers of shares  subject to options  exercisable within 60 days after the record date: William M. Passano, Jr., 85,000 shares; E.
     Magruder  Passano,  Jr., 29,000 shares;  Edward B. Hutton,  Jr., 230,110 shares;
     Arthur E. Newman, 61,478 shares; Alma J. Wills, 45,250 shares; David J. Callard,
     12,500  shares;  and all other  executive  officers,  directors  and nominee for director as a group (27 persons), 571,363 shares.

(3)  Excludes  3,227,822  shares held in Life Estate under the Will of Edward B.
     Passano,  the  800,000  shares  held in the Urban  Voting  Trust and the 495,000 shares held in the Spahr  Voting  Trusts with  respect to which Mr.  Passano has shared  voting power by virtue of his status as a trustee of the various  voting trusts.  For a description  of the voting trust  arrangements  relating to these shares, see the description under "Principal Holders of Common Stock."



(4) For a description of the voting trust arrangements relating to these shares, see the description under "Principal Holders of Common Stock."

Item 13. Certain Relationships and Related Transactions.

The Company and Mr. David J. Callard have an agreement (the "Retainer Agreement") dated December 30, 1996, pursuant to which Mr. Callard provides financial advisory services in the area of acquisition and development ("A&D"). Under the Retainer Agreement, Mr. Callard in fiscal 1995 was granted an option to purchase 5,000 Shares at an exercise price of $14.25 per Share, which was the fair market value on the day of the grant. The option becomes exercisable in 25% increments on the anniversary date of the day of the grant. Beginning in April 1996, the Company agreed to pay Mr. Callard an annual retainer of $50,000.
Pursuant to the Retainer Agreement, Mr. Callard has waived his right to director's fees and future participation in the Company's Director Stock Plan. On December 12, 1997, the Company renewed the Retainer Agreement for 1998 (the "Renewal"). Under the terms of the Renewal, payments made under the Retainer Agreement shall be deducted from the $400,000 contingent fee payable under the terms of the Callard Engagement Letter (as defined below). The Company and Mr. Callard have agreed that the Retainer Agreement will be terminated and canceled at the effective time of the Merger with Wolters Kluwer.

Pursuant to a letter agreement dated November 4, 1997 (the "Callard Engagement Letter") between the Company and Mr. Callard, Mr. Callard agreed to advise and assist the Company in connection with the potential sale of the Company. Under the terms of the Callard Engagement Letter, the Company has agreed to pay Mr. Callard a contingent fee of $400,000 if (a) control of more than 55% of the Company's common stock changes hands or (b) the Company sells a substantial amount of its assets. The Company has further agreed to indemnify Mr. Callard for certain costs, expenses and liabilities related to his services in connection with the Callard Engagement Letter.

Waverly has entered into an agreement with Mr. John F. Spahr, Jr., which replaces his prior employment agreement, pursuant to which Mr. Spahr will provide consulting services to the Company. Under this agreement, Mr. Spahr received $110,000 for 1995 and is entitled to receive $50,000 for each of the years 1996 through 2000. In connection with the agreement, Mr. Spahr has waived his right to director's fees and future participation in the Company's Director Stock Plan.

The Company's subsidiary, Urban & Schwarzenberg Verlag fur Medizin GmbH is indebted to Gisela Urban, Dr. Urban's mother, for 150,000 DM (approximately $84,000) bearing interest at 5% per annum payable on demand on one year's notice. Loan amounts have been converted into dollars based upon the currency exchange rate of .5562 DM per dollar in effect on December 31, 1997.

On January 30, 1998, William M. Passano, Jr. exercised options to purchase 26,000 shares granted under the Company's Incentive Plan at an exercise price of $7.875 per share and the Company loaned him the amount of the exercise price for the 26,000 Shares, $204,750.00 (the "Loan"). The Company is holding the Shares as collateral and William M. Passano, Jr. will pay interest on the Loan at an annual rate equal to the actual bank borrowing rate charged to the Company during the period the Loan is outstanding. The Loan and accrued interest is due no later than the time that the Shares are sold, and is callable by the Company at such time as William M. Passano, Jr. is freely able to dispose of the shares.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.



(a)      The following documents are filed as part of this report:                                      Page
         ----------------------------------------------------------------------------------------------------

  (1)    Financial Statements:
         Report of Independent Accountants                                                               13

         Consolidated Balance Sheets at December 31, 1997 and 1996                                       14

         Consolidated Statements of Operations for the three years ended December                        16
           31, 1997

         Consolidated Statements of Shareholders' Equity for the three years ended                       17
           December 31, 1997

         Consolidated Statements of Cash Flows for the three years ended December                        19
          31, 1997

         Notes to Consolidated Financial Statements                                                      21

  (2)    Financial Statement Schedules:
         Report of Independent Accountants on Financial Statement Schedule                               50

         Schedule I - Valuation and Qualifying Accounts and Reserves                                     51

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)    Exhibits
         See the "Exhibit Index" on page 53.



(b)      Reports on Form 8-K

         The Registrant was not required to file any report on Form 8-K for the fourth quarter of 1997.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
  Shareholders of Waverly, Inc.


Our report on the consolidated financial statements of Waverly, Inc. and subsidiaries is included on page 13 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 49 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                    /s/Coopers & Lybrand L.L.P.
                                                    ---------------------------
                                                    COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
January 30, 1998, except for
     Note 16, as to which the
     date is February 11,1998

                                                    Schedule I

                                  Valuation and Qualifying Accounts and Reserves
                                  ----------------------------------------------


                                                                               Deductions:
                                          Balance at       Additions:       Amounts Charged off        Balance at
          Classification             Beginning of Year   Charged to Income    Less Recoveries         End of Year
-------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995,
Allowance for doubtful accounts                   $  746             $  841              $  791             $  796

Year ended December 31, 1996,
Allowance for doubtful accounts                   $  796             $  782              $   85             $1,493

Year ended December 31, 1997,
Allowance for doubtful accounts                   $1,493             $  753              $  808             $1,438


                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and the following persons have signed in the capacities indicated.



                                       Waverly, Inc.




By:                                    /s/Edward B. Hutton, Jr.
                                       ------------------------
                                       Edward B. Hutton, Jr.
                                       President, Chief Executive Officer
                                       Dated:  March 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934 , this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




By:                              /s/Edward B. Hutton, Jr.
                                 ------------------------
                                 Edward B. Hutton, Jr.
                                 Director, President, Chief Executive Officer
                                 (Principal Officer)

                                 Dated:  March 26, 1998


                 By:             /s/E. Philip Hanlon
                                 -------------------
                                 E. Philip Hanlon
                                 Vice President and Chief Financial Officer

                                 Dated:  March 26, 1998

Majority of Board of Directors:

Barbara J. Bonnell,  David J. Callard,  Donald W. Dick,  Jr.,
Edward B. Hutton, Jr., Michael E. Johns, Samuel G. MacFarlane, Carolyn Manuszak, Ackneil M. Muldrow, II, Joseph M. Palazzolo, Edward M. Passano, Sr.,
E. Magruder Passano, Jr.,  William M. Passano, Jr.,  Richard C. Riggs, Jr.,
John F. Spahr, Jr.,   Michael Urban.



By:      /s/E. Philip Hanlon                              March 26, 1998
         -------------------
         E. Philip Hanlon
         as Attorney-in-Fact

                                  Waverly, Inc.

                              1997 Annual Form 10-K

                                  Exhibit Index
                                  -------------

(3)      Articles of Incorporation and By-Laws

         A. Articles of Restatement, (incorporated by reference to Exhibit 3A filed with 1989 Annual Report of Form 10-K)

         B.     Amended  By-Laws  of  the  Registrant   dated  March  30,  1989.
                (incorporated by reference to Exhibit 3B filed with the 1993 Annual Report on Form 10-K)

(9)      Voting Trust Agreements

         A. Agreement between Michael Urban and members of the Passano Family Voting Trust. (incorporated by reference to Exhibit 9A, filed with the 1992 Annual Report on Form 10-K) and Amendment No. 1.(incorporated by reference to Exhibit 9A, filed with the 1993 Annual Report on Form 10-K)

         B. Agreement between various members of the Spahr family and members of the Passano Family Voting Trust. (incorporated by reference to Exhibit 9B, filed with the 1992 Annual Report on Form 10-K)

(10)     Material Contracts

         A. Agreement and Plan of Merger, dated as of February 10, 1998, by and among Wolters Kluwer, Newco and the Company (incorporated by reference to Exhibit 1 of the Schedule 14D-9 filed with the Commission by the Company on February 18, 1998).

         B. (Incorporated by reference to Exhibits 13-A to 13-F, inclusive, of Exhibits to Registration Statement, Form S-1, No. 2-43388, filed April 11, 1972 and Exhibit 20 to Annual report Form 10-K filed for the year ended December 31, 1980) .

       * C. Agreement with David J. Callard (the "Renewal") dated December 12, 1997, Exhibit A ("the "Callard Engagement Letter") dated November 4, 1997 and related agreement are filed herewith as Exhibit 10C.

       * D. Executive employment agreement between Michael Urban and Urban & Schwarzenberg GmbH dated April 20, 1990 (incorporated by reference to Exhibit 10C filed with the 1990 Annual Report on Form 10-K) .

       * E. Agreement between John F. Spahr, Jr. and Waverly, Inc. dated March 18, 1994, (incorporated by reference to Exhibit 10D filed with the 1993 Annual Report on Form 10-K) .

         F. Note purchase agreement dated as of March 28, 1991 between Waverly, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10E filed with the 1990 Annual Report on Form 10-K) .
         G. Director Stock Plan adopted April 27, 1992 (incorporated by reference to Exhibit 10F filed with the 1992 Annual Report on Form 10-K) .

       * H. Asset purchase agreement between Cadmus Communication Corp. and Waverly, Inc., (incorporated by reference to Exhibit 10G filed with the 1993 Annual Report on Form 10-K) .

         I. Office space property lease between Waverly, Inc. and the Maryland Stadium Authority dated September 30, 1994 (incorporated by reference to Exhibit 10H filed with the 1994 Annual Report on Form 10-K).

         J. 1995 Employee Stock Option Plan adopted April 24, 1995 (incorporated by reference to Exhibit A filed with the 1995 Proxy Statement).
         K. Loan Agreement to Purchase Stock Options, dated January 19,1998, between the Company and William M. Passano, Jr. is filed herewith as Exhibit 10K.

(21)     Subsidiaries of the Registrant, filed herewith.

(23)     Consent of Independent Accountants.

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