Form 10-K/A
period 1997-12-31
WAVERLY INC
filed 1998-04-28
CIK 105085

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 Amendment No. 1

       For Annual and Transition Reports Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

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














































                           [Cover page 2 of 2 pages.]

         The purpose of this Amendment 1 is to amend and restate the following items of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, of Waverly, Inc.(the "Company"):

     Part III

         Item 10  Directors and Executive Officers of the Registrant

         Item 11  Executive Compensation

         Item 12  Security Ownership of Certain Beneficial Owners and Management

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

The directors currently on the Board of Directors of the Company have been engaged in the principal occupation indicated in the foregoing table for the five years preceding December 31, 1997, except as follows:

     Prior to July, 1995, Mr. Dick was partner, Overseas Partners, Inc., a private investment firm in Jersey City, New, Jersey. Prior to June, 1996, Dr. Johns was Dean of the Medical Faculty and Vice President for Medicine at the Johns Hopkins University in Baltimore, Maryland. Prior to December 31, 1991, Mr. Macfarlane was Vice President, Chief Financial Officer and Treasurer of the Company. From 1992 to 1993, Mr. Palazzolo was Chairman of Frost and Sullivan, Inc. From 1991 to 1993, Mr. Spahr was Chief Executive Officer of Lea & Febiger, a division of the Company, and prior to 1991, Mr. Spahr was a partner of Lea & Febiger, L.P., a publisher of books in the field of medicine and related disciplines.

     The following directors hold directorships with other companies as follows: Mr. Callard is a director of Chartwell RE Corporation. Mr. Dick is a director of the T. Rowe Price Growth Stock Fund, Inc., the T. Rowe Price New America Growth Fund, the T. Rowe Price Growth & Income Fund, Inc., the T. Rowe Price Capital Appreciation Fund, the T. Rowe Price Balanced Fund, Inc., the T. Rowe Price Mid-Cap Growth Fund, Inc., the T. Rowe Price Dividend Growth Fund, Inc., the T. Rowe Price Blue Chip Growth Fund, Inc., the T. Rowe Price New Horizons Fund, Inc., the T. Rowe Price New Era Fund, Inc., the T. Rowe Price Equity Income Fund, the T. Rowe Price Science and Technology Fund, Inc., the T. Rowe Price Small-Cap Value Fund, Inc., the
T. Rowe Price Index Trust,  Inc., the T. Rowe Price Equity  Series,  Inc.,  the
T. Rowe Price Personal Strategy Funds, Inc., the T. Rowe Price Value Fund, Inc., the T. Rowe Price Capital Opportunity Fund, Inc., the T. Rowe Price Health Sciences Fund, Inc., the T. Rowe Price International Series, Inc., the T. Rowe Price International Funds, Inc., the T. Rowe Price Mid-Cap Value Fund, Inc., the T. Rowe Price Financial Services Fund, Inc., the T. Rowe Price Diversified Small-Cap Growth Fund, Inc., the T. Rowe Price
Media & Telecommunications  Fund,  Inc.,  the T. Rowe  Price  Real  Estate
Fund, Inc., the T. Rowe Price Small-Cap Stock Fund, Inc., the T. Rowe Price Tax-Efficient Balanced Fund, Inc., the Institutional Equity Funds, Inc. and Institutional International Funds, Inc. Mr. William M. Passano, Jr. is a director of First Maryland Bancorp and of the First National Bank of Maryland.

     Pursuant to the terms of an Agreement and Plan of Merger between the Company and Lea & Febiger, L.P., the Company agreed to use its best efforts to cause the election of John F. Spahr, Jr. to the Board of Directors (or if he is unable to serve, then another designated member of the Spahr family). If the Passano Voting Trust (see "Principal Holders of Common Stock") fails to vote all its shares for the election of Mr. Spahr (or one of the designated substitutes) as director and Mr. Spahr (or such substitute) is thus not elected, each of the Spahr Voting Trusts (see "Principal Holders of Common Stock") will automatically expire.

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

                        Option Grants in Last Fiscal Year
                        ---------------------------------

The following table sets forth information concerning the grant and exercise of options in the last fiscal year under the Waverly, Inc. 1997 Employee Stock Option Plan to the persons named in the Summary Compensation Table:

 __________________INDIVIDUAL GRANTS_____________
|                                                |
                                                                                        Potential Realizable
                                                                                         Value at Assumed
                        Number        % of Total                                          Annual Rates of
                    of Securities      Options                                             Stock Price
                      Underlying      Granted to                                         Appreciation for
                       Options       Employees in    Exercise                             Option Term(2)
                      Granted(1)     Fiscal year       Price       Expiration
       Name                                           ($/Sh)          Date        0%        5%           10%
------------------- --------------- --------------- ------------ --------------- ----- ------------- -------------
Passano,W.                       0            0.0%       $ 0.00             N/A    $0      $      0      $      0

Hutton                      20,000          17.35%       $21.50         2/14/07    $0      $270,425      $685,309

Urban                            0            0.0%       $ 0.00             N/A    $0      $      0      $      0

Newman                      10,000           8.67%       $21.50         2/14/07    $0      $135,212      $342,655

Wills                        7,000           6.07%       $21.50         2/14/07    $0      $ 94,649      $239,858


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

(2) Amounts are based on the 0%, 5% and 10% annual compounded rates of appreciation of the Common Stock price, prescribed by the Securities and Exchange Commission, and are not intended to forecast future appreciation of the Company's Common Stock. The prices of the Common Stock, assuming such annual compounded rates of appreciation, would be $21.50, %35.02 and $55.77, respectively.

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

                                                         Number of Securities                Value of Unexerc.
                                                         Underlying Unexerc.                   In-the-Money
                                                         Options At FY-End                 Options At FY-End
                           Shares                        ----------------------------     -----------------------------
                        Acquired on         Value
       Name             Exercise (3)     Realized ($)    Exercisable    Unexercisable   Exercisable     Unexercisable
--------------------------------------------------------------------------------------------------------------------
Passano, W.                   4,400       $34,650         111,000               0       $4,172,250      $        0

Hutton                            0             0         217,970          64,030        8,103,368       1,895,258

Urban                             0             0           2,500               0           94,375               0

Newman                            0             0          56,750          21,250        2,071,469         322,031

Wills                             0             0          45,600          14,500        1,678,350         393,188


                          Defined Benefit Pension Plan
                          ----------------------------

     The Company has a trusteed, noncontributory, defined benefit pension plan (the "Pension Plan") in which all U.S. employees are eligible to participate. The Pension Plan provides for an annual retirement benefit payable monthly based on the sum of (i) amounts accrued to date under various career average pay formulae and (ii) amounts accruing beginning for 1989 based on the following formula: 1.5% of participant's compensation plus .65% of earnings in excess of the Social Security Covered Compensation (the average of Social Security Taxable Wage Basis for a specified 35-year period) for each year of credited service. Earnings for purposes of the Pension Plan include base salary and commissions but not overtime or bonuses. Benefits are payable upon retirement, death or disability or upon termination of employment after five years of service. Benefits are not subject to reduction for Social Security benefits. At their normal retirement age of 65, estimated annual retirement payments (based on compensation for 1997 and subject to the limitations imposed by Internal Revenue Service regulations) would be as follows: Mr. Hutton $72,665; Mr. Newman $69,961; and Ms. Wills $68,006. Mr. William M. Passano, Jr.'s annual retirement payments, assuming retirement at age 70, would be $ 103,282.

     The Company's subsidiary, Urban & Schwarzenberg, has agreed to provide supplementary retirement benefits to two current and thirteen former employees, including Dr. Urban. Monthly benefits are payable upon retirement based upon 50% of the retiree's highest achieved salary level. Upon the retiree's death, his or her spouse and/or other specified beneficiaries are generally entitled to receive a benefit payment. At his normal retirement age of 65, the estimated annual retirement payment to Dr. Urban under this plan (based on compensation for 1997) would be 250,000 DM (approximately $ 139,000).

                                Severance Policy
                                ----------------

     The named executive officers (other than Mr. Passano) are entitled to receive severance compensation pursuant to the Company's Severance Program. Pursuant to the Severance Program, Messrs. Hutton and Newman are entitled to receive 24 months, and Mr. Urban and Ms. Wills are entitled to 15 months, severance pay (including base salary and prorated bonus) in the event their employment is terminated by the Company.


                              Director Compensation
                              ---------------------

     An annual director's fee of $15,000 is paid to directors, other than Messrs. Callard and Spahr, who are not employees of the Company, plus $500 for each Committee meeting they attend. Committee Chairs also receive an annual fee of $1,000 for such service. Pursuant to the terms of the Director Stock Plan (the "Plan"), one-half of the director's fee is payable in common stock of the Company ("Company Stock"). The Company Stock awards are made on the dates of the Board's regular February and July meetings and consist of the number of Shares equal to one-half of the director's fee paid on that date divided by the market value of the Shares on the business day immediately preceding the grant. Pursuant to the Plan, awards of 169 Shares and 156 Shares were made to each director (other than Messrs. Callard and Spahr) in February 1997 and July 1997, respectively. For information regarding Mr. Callard's and Mr. Spahr's waivers of director compensation, see Item 13, "Certain Relationships and Related Transactions."

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

         In connection with the Merger Agreement, certain stockholders of the Company, including certain directors and officers of the Company, have entered into the Stock Option Agreement with Wolters Kluwer and Newco dated as of February 10, 1998. For information concerning the Stock Option Agreement, see
Item 1, "Business," "Agreement and Plan of Merger with Wolters Kluwer U.S. Corporation."

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and the following persons have signed in the capacities indicated.



                                       Waverly, Inc.


By:                                    /s/Edward B. Hutton, Jr.
                                       ------------------------
                                       Edward B. Hutton, Jr.
                                       President, Chief Executive Officer
                                       Dated:  April 28, 1998