Form 10-Q
period 1998-03-31
WAVERLY INC
filed 1998-05-15
CIK 105085

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D. C.

                                      20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended March 31, 1998, Commission File No. 0-6311

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

 YES   X          NO

As of March 31, 1998, there were 9,039,576 shares of the Registrant's Common Stock outstanding.

Page No. 2
Waverly, Inc.


PART I.                 Financial Information

Item 1.                 Financial Statements

Index:
                                                                        Page No.
                                                                        --------
Unaudited Condensed Consolidated Statements of Income                         3

Unaudited Condensed Consolidated                                              4

Unaudited Condensed Consolidated Statements of Cash Flows                     5

Notes to Unaudited Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

   Results of Operations                                                     10

   Liquidity and Capital Resources                                           11

Part II.   OTHER INFORMATION

   Item 5.  Other Information                                                13

   Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                   15

Exhibit 27 - Financial Data Schedule                                         16

Page No. 3
Waverly, Inc.


Condensed Consolidated Statements of Income (Unaudited)
(in thousands of dollars - except per share amounts)


-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                          1998                         1997
-----------------------------------------------------------------------------------------------------------------------------------

Net Revenues                                                                       $38,316       100.%          $39,213      100.%

Costs and expenses
  Cost of sales                                                                     25,449        66.4           24,335       62.1
  Selling and distribution                                                          10,880        28.4            9,595       24.5
  General and administrative                                                         2,538         6.6            2,942        7.5
  Depreciation and amortization                                                      1,639         4.3            1,652        4.2
  Acquisition costs                                                                    929         2.4                0        0.0
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                            41,435       108.1           38,524       98.2

Income (loss) from operations                                                       (3,119)       (8.1)             689        1.8
Other income (expense)
  Other income                                                                          55         0.1              136        0.3
  Interest expense                                                                     (89)       (0.2)            (151)      (0.4)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
   and earnings of affiliated entities                                              (3,153)       (8.2)             674        1.7
Income tax benefit (expense)                                                         1,170         3.1             (284)      (0.7)
Equity  in the earnings of affiliated entities                                         378         1.0              294        0.7
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                  ($1,605)       (4.2)            $684        1.7
===================================================================================================================================

Earnings (Loss) per common share and common share equivalents:
Basic                                                                               ($0.18)                       $0.08

Diluted                                                                             ($0.18)                       $0.07
===================================================================================================================================

Cash dividends declared per share                                                    $0.070                       $0.065
===================================================================================================================================

Average number of common shares outstanding                                       9,027,403                    8,926,342
Dilutive potential common shares                                                          -                      426,401
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted weighted-average shares                                                  9,027,403                    9,352,743
===================================================================================================================================

See accompanying notes to the condensed consolidated financial statements

Page No. 4
Waverly, Inc.


Condensed Consolidated Balance Sheets
(in thousands of dollars except per share amounts)

                                                                     (unaudited)                                      (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      March 31,              December 31,              March 31,
                                                                        1998                     1997                    1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                               $2,655                  $1,575                   $1,759
  Accounts receivable, less allowance for doubtful
    accounts ($1,238, $1,438 and $1,488 respectively)                     38,511                  43,843                   37,099
  Inventories                                                             29,446                  29,512                   28,257
  Prepaid expenses & other current assets                                 10,674                   5,115                    5,777
  Current deferred income taxes                                            2,399                   2,429                    3,057
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                      83,685                  82,474                   75,949
Net property and equipment                                                 7,408                   7,017                    7,514
Other noncurrent assets                                                   38,046                  37,986                   39,250
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                            $129,139                $127,477                 $122,713
==================================================================================================================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Line of credit borrowings                                                 $168                  $1,293                   $1,665
  Current portion of long-term debt                                            -                   1,200                    2,400
  Accounts payable                                                        18,008                  18,014                   13,034
  Accrued expenses                                                         2,244                   3,550                    3,425
  Royalties payable                                                        4,833                   9,296                    5,079
  Unearned subscription revenues                                          31,645                  18,418                   25,869
  Income taxes payable                                                         -                   1,070                    1,270
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                 56,898                  52,841                   52,742
----------------------------------------------------------------------------------------------------------------------------------
Long term debt                                                             1,163                   1,196                    1,269
Unfunded pension obligation                                                2,884                   2,932                    3,159
Postretirement benefit obligation                                         11,584                  11,525                   11,767
Other liabilities                                                            422                     461                      579
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                         72,951                  68,955                   69,516
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Preferred stock-500,000 shares authorized; none issued
  Common stock-$2 par value; 12,000,000 shares
    authorized, 9,039,576, 9,000,450 and 8,928,722 shares
    issued and outstanding, respectively                                  18,079                  18,001                   17,857
  Additional paid-in capital                                              14,165                  13,936                   12,623
  Retained earnings                                                       25,461                  27,698                   23,166
  Foreign currency translation adjustment                                 (1,517)                 (1,113)                    (449)
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                56,188                  58,522                   53,197
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                              $129,139                $127,477                 $122,713
==================================================================================================================================

See accompanying notes to the condensed consolidated financial statements

Page No. 5
Waverly, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands of dollars)


-----------------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31,                                                     1998                              1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                                     ($1,605)                              $684
Adjustments to reconcile net income  to
  net cash used in operating activities
  Postretirement benefit obligation expense                                               141                                 86
  Equity in the earnings of affiliated entities                                          (378)                              (294)
  Depreciation and amortization                                                         1,639                              1,652
  Deferred income taxes                                                                  (136)                              (335)
  Net periodic pension expense(credit)                                                    (19)                               117
  Other                                                                                     -                                 30
Change in assets and liabilities adjusting
  for the effect of acquisitions
      Accounts receivable                                                               5,848                              3,250
      Inventories                                                                        (220)                             2,278
      Prepaid expenses                                                                 (5,425)                            (4,340)
      Accounts payable                                                                   (845)                            (1,973)
      Accrued expenses                                                                 (1,266)                            (2,142)
      Income taxes payable                                                             (1,063)                               (24)
      Royalties payable                                                                (4,424)                            (5,333)
      Unearned subscription revenues                                                   13,227                              8,080
      Other long-term liabilities                                                        (121)                              (389)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                         5,353                              1,347
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Purchase of property and equipment                                                     (958)                              (659)
  Capitalized electronic product development costs                                       (371)                              (448)
  Acquisition of publishing properties                                                      -                             (2,373)
  Dividends received from affiliated entities                                              13                                  -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                            (1,316)                            (3,480)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net borrowings under short-term lines of credit                                      (1,105)                               392
  Repayment of long-term debt                                                          (1,200)                            (1,212)
  Common stock dividends paid                                                            (633)                              (581)
  Proceeds from exercise of stock options                                                   -                                 59
-----------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in financing activities                                            (2,938)                            (1,342)
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               1,099                             (3,475)
Effect of exchange rates on cash and cash equivalents                                     (19)                               (93)
Cash and cash equivalents at January 1,                                                 1,575                              5,327
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                                 $2,655                             $1,759
===================================================================================================================================

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

The condensed consolidated balance sheets as of March 31, 1998 and March 31, 1997, the condensed consolidated statements of operations for the three month periods ended March 31, 1998 and March 31, 1997, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and March 31, 1997 have been prepared by the Company, without audit.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and the results of operations and changes in cash flows for all periods presented have been made.

This financial information should be read in conjunction with the Company's annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

2.  New Accounting Standard

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) was issued in June 1997. The disclosures required by this statement must be reported by the Company in 1998. The Company is reviewing the financial statement impact of SFAS 131 and will adopt them by the required date.

3.  Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Page No. 7
Waverly, Inc.


4. (a) Inventories

Inventories consist of the following:

---------------------------------------------------------------------------------------------------------------
                                                    (unaudited)                                    (unaudited)
                                                      March 31,             December 31,             March 31,
(in thousands)                                             1998                     1997                  1997
---------------------------------------------------------------------------------------------------------------
Finished goods                                           $23,071                 $23,092               $21,814
Work-in-process                                            6,026                   6,255                 6,040
Raw materials                                                349                     165                   403
---------------------------------------------------------------------------------------------------------------
                                                         $29,446                 $29,512               $28,257
===============================================================================================================


4. (b) Property and equipment

----------------------------------------------------------------------------------------------------------------
                                                     (unaudited)                                    (unaudited)
                                                       March 31,            December 31,              March 31,
(in thousands)                                              1998                    1997                   1997
----------------------------------------------------------------------------------------------------------------
Land                                                        $659                    $678                   $728
Buildings                                                  2,344                   2,188                  2,280
Office equipment, computers,
   and related software                                   13,197                  12,434                 11,601

----------------------------------------------------------------------------------------------------------------
             Total, at cost                               16,200                  15,300                 14,609
Less:  accumulated depreciation                           (8,792)                 (8,283)                (7,095)
----------------------------------------------------------------------------------------------------------------
Net property and equipment                                $7,408                  $7,017                 $7,514
================================================================================================================

Page No. 8
Waverly, Inc.



4. (c) Other noncurrent assets

-------------------------------------------------------------------------------------------------------------------
                                                            (unaudited)                                (unaudited)
                                                              March 31,          December 31,            March 31,
(in thousands of dollars)                                          1998                  1997                 1997
-------------------------------------------------------------------------------------------------------------------
Publication agreements                                          $23,336               $23,113              $22,772
Goodwill                                                         11,568                11,568               11,494
Other intangible assets                                           3,397                 3,397                2,480
-------------------------------------------------------------------------------------------------------------------
     Subtotal                                                    38,301                38,078               36,746
Accumulated amortization                                        (15,266)              (14,476)             (12,008)
-------------------------------------------------------------------------------------------------------------------
                                                                 23,035                23,602               24,738
Prepaid pension                                                   6,305                 6,141                5,807
Noncurrent deferred income taxes                                    552                   459                  830
Equity investment in affiliated entities                          3,189                 2,875                3,193
Electronic product development assets
(net of accumulated amortization of
  $5,677, $5,357 and $3,894, respectively)
   respectively)                                                  4,643                 4,593                4,525
Other                                                               322                   316                  157
-------------------------------------------------------------------------------------------------------------------
Total other noncurrent assets                                   $38,046               $37,986              $39,250
===================================================================================================================

5.  Earnings Per Share

Basic Earnings Per Share (EPS) is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. For the three month period ended March 31, 1998, common stock equivalents are excluded from the diluted earnings per share calculation because of their anti-dilutive effect.


6.  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for the three months ended March 31, 1998. SFAS 130 establishes standards for reporting comprehensive income on an annual basis in a full set of general purpose financial statements either in the statement of income or in a separate statement. For the three months

Page No. 9
Waverly, Inc.


ended March 31, 1998 and March 31, 1997, the Company had a comprehensive loss of $2,009,000 and $286,000, respectively. The difference, between the comprehensive loss and the net income (loss) as reported on the Statements of Income, related to foreign currency translation adjustments.

7.  Sale of Company

The Company entered into an agreement (the "Merger Agreement") on February 11, 1998 to be acquired by Amsterdam-based Wolters Kluwer, nv for $375 million, or $39 per share. Under the agreement, a Wolters Kluwer subsidiary promptly commenced a tender offer for all the outstanding shares of the Company's common stock at $39 per share, net to the seller in cash. The tender offer is conditional on Wolters Kluwer receiving tenders of at least two thirds of the Company's outstanding common stock (on a fully diluted basis) and the expiration of any waiting periods under the antitrust laws of the United States or of applicable jurisdictions outside of the United States. Stockholders representing a majority of the outstanding shares of the Company, including members of the founding Passano family, have entered into a definitive agreement (the "Stock Option Agreement") to tender their shares into the tender offer and vote for the merger for $39 per share, and certain of such stockholders have granted Wolters Kluwer a proxy to vote their shares under certain circumstances. These shareholders have also granted Wolters Kluwer under certain circumstances an option to purchase their shares.

Page No. 10
Waverly, Inc.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Results of Operations:    Three Months Ended March 31, 1998 Compared With
                              The Three Months Ended March 31, 1997

Net Revenues were $38.3 million, a decrease of $ 0.9 million or 2.3% from the prior-year period. Periodical Publishing revenues were $19.1 million, an increase of 26% over the prior-year. The increase is principally due to the inclusion of one new large publishing account, the American Heart Association. Book Publishing revenues were $17.2 million, a decrease of 22% from the prior-year period. In the U.S., revenues were lower because of higher returns from wholesalers. In overseas markets, revenues suffered from lower demand in southeast Asia and the effect of lower currency valuation in Germany. Professional Learning System revenue was $1.8 million, a 3% increase over the same period last year.

Cost of Sales were $25.4 million in 1998 compared with $24.3 million in 1997, an increase of 5%. As a percent of sales, costs were 66.4% in 1998 and 62.1% in 1997. Periodical Publishing costs were 69.4 % of sales compared with 66.7% in the prior-year period. The inclusion of the American Heart Association is the principal factor. Book Publishing costs were 66.4% this period compared with 61.7% last year. The increase in cost margin is caused by a reduction in revenues without a corresponding rate of decrease for certain semi-variable expenses. Professional Learning System cost of sales was 43.4% in the current year and 38.0% in the prior-year period. The costs were higher in the current year because of inventory write-offs for spoilage and obsolescence.

Selling and Distribution expenses were $10.9 million for the current period and $9.6 million for the same period last year. As a percent of sales, expenses were 28.4% this period compared with 24.5% for the prior-year period. The increase in spending came principally from the inclusion of the new American Heart Association account. As a percent of sales, the increase is also attributable to the decline in book publishing revenues measured against certain fixed marketing and sales expenses.

General and Administrative expenses were $2.5 million this year, equal to 6.6% of sales, compared with $2.9 million or 7.5% for the same period last year. Expenses were lower in the current period on account of the absence of bonus accrual based on earnings, the inclusion of severance payments in the prior year, and lower MIS support costs.

Depreciation and Amortization expenses were $1.6 million this year compared with $1.6 million for the same period last year. As a percent of sales, the costs are substantially the same for both periods.

Page No. 11
Waverly, Inc.


Acquisition Charges were $0.9 million this year. These charges are for legal, accounting, and investment banking fees incurred by the Company in conjunction with the previously announced sale of 100% of the Company stock to Wolters Kluwer, an Dutch-based international publisher.

Other Income was $55,000 this year compared with income of $136,000 for the same period last year. The timing of miscellaneous income from purchase discounts and rental income in Germany are the principal factors.

Interest Expense was $89,000 this year compared with expense of $151,000 for the same period last year. The lower expense is due to less short-term borrowing required to support working capital needs.

Income Tax Expense is a credit of $1.2 million this year equal to 37.1% of pretax losses. In the prior-year period, the Company recorded tax expense of $284,000, equal to 42.1% of pretax income. Tax expense is recorded based on the expected full-year effective rate. In 1997, the effective rate was higher because of the greater proportion of earnings from German operations, which carry a higher effective tax rate than earnings recorded in the United States.

Equity in Earnings of Affiliated Entities was $378,000 in the current year and $294,000 in the prior-year period. Higher earnings from the joint venture in Japan is the principal factor in the year-to-year increase.

Net Loss was $1.6 million in the current period compared with net income of $684,000 for the same period last year. The reduction in earnings is principally due to lower sales in Book Publishing in both U.S. and international markets. The Company also incurred unusual expenses in connection with the pending sale of the Company.

Page No. 12
Waverly, Inc.

Liquidity and Capital Resources

Total assets were $129.1 million at March 31, 1998 compared to $127.5 million at December 31, 1997 and $122.7 million at March 31, 1997. Working capital ratio is
1.5 to 1 at March 31, 1998, 1.6 to 1 at December 31, 1997, and 1.4 to 1 at March 31, 1997.

At March 31, 1998, the Company carried a net cash position [defined as cash less short-term and long-term borrowings] of $1.3 million compared with net borrowing positions of $3.6 million at March 31, 1997 and $2.1 million at December 31, 1997. The increase in cash since the start of the year is due to payments received for unearned subscription revenue associated with the five-year publishing contract with the American Heart Association which started in January, 1998.

The Company's long-term debt, net of the current portion, was $1.2 million (2% of shareholders' equity) at March 31, 1998 and December 31, 1997. The Company currently pays a dividend of $0.07 per share per quarter, equal to an annual rate of $0.28 per share.

In 1998, the Company expects to fund capital expenditures for existing operations and payment of dividends from internally generated cash flows. The seasonal trend in subscription renewals and domestic book publishing cause certain fluctuations in the Company's cash position during the year and impact the use of credit lines. The Company expects to have minimal line-of-credit borrowings at December 31, 1998.

Page No. 13
Waverly, Inc.


Part II.   OTHER INFORMATION

Item 1.      Legal Proceedings
             No change

Item 2.      Changes in Securities and Use of Proceeds
             None


Item 3.      Defaults upon Senior Securities
             None

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             As       previously       disclosed      in      the      Company's
             Solicitation/Recommendation Statement on Schedule 14D-9 and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, on February 10, 1998, the Company entered into an Agreement and Plan of Merger, dated as of February 10, 1998 (the "Merger Agreement"), with Wolters Kluwer U.S. Corporation, a Delaware corporation ("Wolters Kluwer"), and MP Acquisition Corp., a Maryland corporation and an indirect wholly owned subsidiary of Wolters Kluwer ("Newco"), providing for the acquisition of the Company by Wolters Kluwer. Pursuant to the Merger Agreement, among other things, on February 18, 1998, Newco commenced a tender offer for all outstanding shares of common stock, par value $2.00 per share (the "Shares"), of the Company at $39.00 per Share net to the seller in cash (the "Offer").

             Upon consummation of the Offer, the Merger Agreement further provides that, subject to the conditions set forth therein, Newco will be merged (the "Merger") with and into the Company, with the Company being the surviving corporation (the "Surviving Corporation") and becoming a wholly owned subsidiary of Wolters Kluwer. After the effective time of the Merger, each issued and outstanding Share (other than treasury Shares, Shares owned by Wolters Kluwer, Newco or any wholly owned subsidiaries of Wolters Kluwer or the Company) will be canceled and

Page No. 14
Waverly, Inc.

              converted into the right to receive $39.00 in cash (or any higher price paid per Share pursuant to the Offer). Each issued and outstanding share of Newco common stock will be converted into and become one fully paid and nonassessable share of common stock of the Surviving Corporation. Wolters Kluwer, nv, a corporation organized under the laws of the Netherlands and the ultimate parent corporation of Wolters Kluwer and Newco, has guaranteed the performance of the obligations of Wolters Kluwer and Newco under the terms of the Merger Agreement. As previously disclosed on April 29, 1998, Wolters Kluwer announced that the Offer had been extended until midnight (EST), Tuesday, May 19, 1998 (the "Extension"). The Extension (as well as a prior extension from the original expiration date of March 17, 1998, until April 30, 1998) was made in order to allow Wolters Kluwer to fully meet a routine request for information as part of a Hart-Scott-Rodino review by the Department of Justice. Both Waverly and Wolters Kluwer have filed all the necessary documents requested by the Government and anticipate that the Hart-Scott-Rodino waiting period will expire at 11:59 p.m. on Sunday, May 17, 1998.


Item 6.     Exhibits and Reports on Form 8-K

                (a) The  following  exhibits  required by Item 601 of Regulation
                    S-K are filed herewith:

                    Exhibit 27 - Financial Data Schedule

                (b) The reports on Form 8K for the quarter ended March 31, 1998:

                    None




All other items are omitted because they are not applicable or the answers are none.

Page No. 15
Waverly, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                                           WAVERLY, INC.

Date: May 15, 1998                         /s/E. Philip Hanlon
                                           -------------------
                                           E. Philip Hanlon
                                           Vice President, Finance